Form 10-Q
period 2021-06-30
Xometry, Inc.
filed 2021-08-13
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40546

XOMETRY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0415449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7529 Standish Place Suite 200 Derwood, MD	20855
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 335-7914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.000001 per share	XMTR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 6, 2021, the registrant had 41,667,285 shares of Class A common stock, $0.000001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our revenue, expenses and other operating results;

•

the anticipated growth of our business, including the anticipated growth of revenue from seller services, our ability to effectively manage or sustain our growth and to achieve or sustain profitability;

•	the effects of COVID-19 and the associated global economic uncertainty or other public health crises;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to attract new buyers and sellers and successfully engage new and existing buyers and sellers;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to obtain, maintain, protect and enforce our intellectual property or other proprietary rights and any costs associated therewith;

•	our ability to compete effectively with existing competitors and new market entrants; and

•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled Risk Factors Part II, Item 1A, and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,351	$59,874
Accounts receivable, less allowance for doubtful accounts of $0.6 million as of June 30, 2021 and December 31, 2020	21,432	14,574
Inventory	1,503	2,294
Prepaid expenses	6,183	913
Other current assets	26,462	—
Total current assets	92,931	77,655
Property and equipment, net	7,638	6,113
Operating lease right-of-use assets	2,275	1,922
Other assets	285	788
Intangible assets, net	1,521	1,652
Goodwill	833	833
Total assets	$105,483	$88,963
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$13,138	$5,640
Accrued expenses	39,200	13,606
Contract liabilities	4,252	2,355
Operating lease liabilities, current portion	920	1,013
Finance lease liabilities, current portion	8	14
Short-term debt	15,864	15,753
Total current liabilities	73,382	38,381
Operating lease liabilities, net of current portion	1,573	1,118
Total liabilities	74,955	39,499
Commitments and contingencies (Note 13)
Convertible preferred stock
Convertible preferred stock- Seed-1, $0.000001 par value. 4,200,000 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	4,200	4,200
Convertible preferred stock- Seed-2, $0.000001 par value. 2,188,322 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	2,998	2,998
Convertible preferred stock- Series A-1, $0.000001 par value. 4,211,094 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	8,704	8,704
Convertible preferred stock- Series A-2, $0.000001 par value. 1,591,230 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	12,839	12,839
Convertible preferred stock- Series B, $0.000001 par value. 4,132,055 shares authorized and 4,044,271 issued and outstanding as of June 30, 2021 and December 31, 2020	20,347	20,347
Convertible preferred stock- Series C, $0.000001 par value. 3,754,201 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	26,004	26,004
Convertible preferred stock- Series D, $0.000001 par value. 5,494,064 authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	54,864	54,864
Convertible preferred stock- Series E, $0.000001 par value. 2,400,000 shares authorized and 2,275,759 shares issued and outstanding as of June 30, 2021 and December 31, 2020	30,757	30,757
Stockholders’ deficit
Common stock, $0.000001 par value. Authorized 42,000,000; 8,665,797 and 7,755,782 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	4,315	503
Accumulated other comprehensive income	227	210
Accumulated deficit	(134,727)	(111,962)
Total stockholders’ deficit	(130,185)	(111,249)
Total liabilities, convertible preferred stock and stockholders’ equity	$105,483	$88,963

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$50,589	$34,783	$94,510	$61,472
Cost of revenue	38,714	26,518	72,800	47,841
Gross profit	11,875	8,265	21,710	13,631
Sales and marketing	8,858	5,126	16,422	9,856
Operations and support	5,489	3,173	9,820	6,466
Product development	4,091	2,919	7,755	5,877
General and administrative	5,238	2,773	9,562	5,510
Total operating expenses	23,676	13,991	43,559	27,709
Loss from operations	(11,801)	(5,726)	(21,849)	(14,078)
Other expenses
Interest expense, net	(350)	(264)	(681)	(417)
Other expenses	(113)	(129)	(235)	(231)
Total other expenses	(463)	(393)	(916)	(648)
Net loss	$(12,264)	$(6,119)	$(22,765)	$(14,726)
Net loss per share, basic and diluted	$(1.46)	$(0.82)	$(2.79)	$(1.99)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,390,088	7,473,918	8,158,753	7,414,295

Comprehensive (loss) income:
Foreign currency translation	$(13)	$22	$17	$(27)
Total other comprehensive (loss) income	(13)	22	17	(27)
Net loss	(12,264)	(6,119)	(22,765)	(14,726)
Total comprehensive loss	$(12,277)	$(6,097)	$(22,748)	$(14,753)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

Six Months Ended June 30, 2021 and 2020

(In thousands, except share and per share data)

																				Accumulated
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock				Additional	Other		Total
	Seed-1		Seed-2		Series A-1		Series A-2		Series B		Series C		Series D		Series E		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2020	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$12,839	4,044,271	$20,347	3,754,201	$26,004	5,494,064	$54,864	2,275,759	$30,757	7,755,782	$—	$503	$210	$(111,962)	$(111,249)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	910,015	—	1,332	—	—	1,332
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,480	—	—	2,480
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,765)	(22,765)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,748)
Balance, June 30, 2021	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$12,839	4,044,271	$20,347	3,754,201	$26,004	5,494,064	$54,864	2,275,759	$30,757	8,665,797	$—	$4,315	$227	$(134,727)	$(130,185)

Balance, December 31, 2019	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$6,957	4,044,271	$18,612	3,754,201	$24,756	5,494,064	$54,929	—	$—	7,289,571	$—	$4,512	$—	$(77,609)	$(73,097)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	201,627	—	163	—	—	163
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386	—	—	386
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27)		(27)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,726)	(14,726)
Total comprehensive loss																						(14,753)
Balance, June 30, 2020	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$6,957	4,044,271	$18,612	3,754,201	$24,756	5,494,064	$54,929	—	$—	7,491,198	$—	$5,061	$(27)	$(92,335)	$(87,301)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

Three Months Ended June 30, 2021 and 2020

(In thousands, except per share data)

																				Accumulated
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock				Additional	Other		Total
	Seed-1		Seed-2		Series A-1		Series A-2		Series B		Series C		Series D		Series E		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, March 31, 2021	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$12,839	4,044,271	$20,347	3,754,201	$26,004	5,494,064	$54,864	2,275,759	$30,757	8,239,494	$—	$1,854	$240	$(122,463)	$(120,369)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	426,303	—	486	—	—	486
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,975	—	—	1,975
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,264)	(12,264)
Total comprehensive loss																						(12,277)
Balance, June 30, 2021	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$12,839	4,044,271	$20,347	3,754,201	$26,004	5,494,064	$54,864	2,275,759	$30,757	8,665,797	$—	$4,315	$227	$(134,727)	$(130,185)

Balance, March 31, 2020	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$6,957	4,044,271	$18,612	3,754,201	$24,756	5,494,064	$54,929	—	$—	7,458,783	$—	$4,755	$(49)	$(86,216)	$(81,510)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,415	—	68	—	—	68
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	238	—	—	238
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,119)	(6,119)
Total comprehensive loss																						(6,097)
Balance, June 30, 2020	4,200,000	$4,200	2,188,322	$2,998	4,211,094	$8,704	1,591,230	$6,957	4,044,271	$18,612	3,754,201	$24,756	5,494,064	$54,929	—	$—	7,491,198	$—	$5,061	$(27)	$(92,335)	$(87,301)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,765)	$(14,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,487	1,389
Reduction in carrying amount of right-of-use asset	543	509
Stock based compensation	2,480	386
Non-cash interest expense	111	156
Changes in other assets and liabilities:
Accounts receivable, net	(6,874)	(768)
Inventory	778	(772)
Prepaid expenses	(5,270)	(3)
Other assets	500	13
Accounts payable	7,522	(260)
Accrued expenses	(453)	2,080
Contract liabilities	1,915	790
Lease liabilities	(534)	(444)
Net cash used in operating activities	(20,560)	(11,650)
Cash flows from investing activities:
Purchase of short-term investments	-	(17,711)
Proceeds from short-term investments	-	28,571
Purchases of property and equipment	(2,748)	(1,966)
Net cash (used in) provided by investing activities	(2,748)	8,894
Cash flows from financing activities:
Proceeds from stock options exercised	1,332	163
Proceeds from term loan	-	4,000
Proceeds from other borrowings	-	4,783
Payments on finance lease obligations	(6)	(6)
Payments in connection with initial public offering	(524)	-
Net cash provided by financing activities	802	8,940
Effect of foreign currency translation on cash and cash equivalents	(17)	(2)
Net (decrease) increase in cash and cash equivalents	(22,523)	6,182
Cash and cash equivalents at beginning of period	59,874	40,122
Cash and cash equivalents at end of period	$37,351	$46,304
Supplemental cash flow information:
Cash paid for interest	$659	$605
Non-cash investing activity:
Non-cash purchase of property and equipment	$(150)	$-
Non-cash financing activity:
Non-cash amounts incurred in connection with initial public offering	$(25,938)	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry Inc. (“Xometry”, or the “Company”) was incorporated in the State of Delaware in May 2013. Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for customers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of on-demand, unique parts, including custom components and aftermarket parts for its customers. Xometry operates from its domestic facilities in Maryland, Kentucky, and Tennessee, with its corporate headquarters in Derwood, Maryland. One facility is operated in Munich, Germany.

Xometry’s seller capabilities include computer numerical control manufacturing, sheet metal manufacturing, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, injection molding, urethane casting, as well as finishing services, rapid prototyping and high-volume production.

Initial Public Offering

On July 2, 2021, the Company closed its planned initial public offering ("IPO"), in which it issued and sold 7,906,250 shares of its Class A common stock. The initial offering price was $44.00 per share. The Company received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million.

Upon the closing of the IPO on July 2, 2021, 8,665,797 shares of outstanding common stock were reclassified into Class A common stock, 27,758,941 shares of outstanding convertible preferred stock were converted into Class A common stock, and 2,676,154 shares of Class A common stock were exchanged by our co-founders for an equivalent number of shares of Class B common stock pursuant to the terms of the exchange agreement.

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval of our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year.

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's final Prospectus on Form 424(b)(4) filed with the SEC on July 1, 2021 (“Final Prospectus”).

The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' deficit and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) Europe.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The functional currency for the Company’s consolidated subsidiary operating in Germany is the Euro (“EUR”). For the Company’s consolidated subsidiary whose functional currency is not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity.

(b)
Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)
Fair Value Measurements and Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s short-term debt, which is recorded at cost, approximates its fair value due to its repayment in July 2021 (see Note 13).

(d)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. For customers for which Xometry provides credit, the Company performs credit inquiries, including references checks, and query credit ratings services and other publicly available information. Amounts collected on accounts receivable are included in net cash provided by operating activities in the statements of cash flows. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on its experience and judgment. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

(e)
Property and Equipment and Long-Lived Assets

Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful life of the assets, which range from three to seven years, or in the case of leasehold improvements, over the shorter of the remaining lease term or the useful life of the asset.

Property and equipment and intangibles assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $2.5 million for the six months ended June 30, 2021 and $3.6 million for the year ended December 31, 2020. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(f)
Revenue

The Company derives substantially all of its revenue in the U.S. and Europe from the sale of parts and assemblies fulfilled using a vast network of sellers. The Company recognizes revenue from the sales to our buyers pursuant to Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The Company determines that a contract exists between the Company and the customer when the customer accepts the quote and places the order, all of which are governed by the Company’s standard terms and conditions or other agreed terms with Xometry’s customers. Upon completion of an order through Xometry’s platform, the Company identifies the performance obligation(s) within that order to complete the sale of the manufactured part(s) or assembly. Using Xometry’s in-house technology, the Company determines the price for the manufactured part(s) or assembly on a stand-alone basis at order initiation. The Company recognizes revenue from sales to Xometry customers upon shipment, at which point control over the part(s) or assembly have transferred.

We have concluded that the Company is principal in the sale of part(s) and assemblies that use the Company’s network of third-party manufacturers because the Company controls the manufacturing by obtaining a right to direct a third-party manufacturer to fulfill the performance obligation Xometry has with the buyer on Xometry’s behalf. The Company has considered the following conditions of the sale: (i) the Company has the obligation of providing the specified product to the customer, (ii) the Company has discretion with respect to establishing the price of the product and the price the Company pays the sellers and the Company has margin risk on all of Xometry’s sales, (iii) the Company has discretion in determining how to fulfill each order, including selecting the seller and (iv) Xometry bears certain risk for product quality to the extent the buyer is not satisfied with the final product.

Revenue is shown net of estimated returns, refunds, and allowances. As of June 30, 2021 and December 31, 2020, the Company has a $0.1 million provision for estimated returns, refunds or allowances.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are primarily derived from customer credit card payments received at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities as of December 31, 2020 and June 30, 2021 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2020	$2,355
Revenue recognized	(2,355)
Payments received in advance	4,252
Contract liabilities at June 30, 2021	$4,252

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. The Company expenses sales commissions when earned, given the short period until the fulfillment of customer orders. The Company elected the practical expedient, allowed under Topic 606, to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. Sales commissions Xometry pays are included in Xometry’s sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(g)
Cost of Revenue

Cost of revenue primarily consists of the cost of the products that are manufactured by the Company’s sellers for delivery to buyers on Xometry’s platform, internal production costs, shipping costs and certain internal depreciation.

(h)
Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases. This standard provided several optional practical expedients for use in transition. The Company elected to use what the FASB deemed the “package of practical expedients,” which allowed the Company not to reassess the Company’s previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The standard also provided several optional practical expedients for the ongoing accounting for leases. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, the Company will not recognize right-of-use ("ROU") assets or lease liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Condensed Consolidated Balance Sheets.

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. Operating leases are included in operating lease ROU assets, operating lease liabilities and operating lease liabilities (net of current portion) in the Condensed Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the Company’s operating leases is generally not determinable, as such the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company’s leases include options to extend or terminate the lease. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option.

Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

(i)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and six months ended June 30, 2021 and 2020, the Company’s advertising costs were $4.7 million and $2.7 million, respectively and $8.9 million and $5.1 million, respectively.

(j)
Operations and Support

Operations and support expenses are the costs the Company incurs in support of the customers and sellers on Xometry’s platform which are provided by phone, email and chat for purposes of resolving customer and seller related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering customer and seller service.

(k)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(l)
General and Administrative

General and administrative expenses primarily consist of professional service fees and certain depreciation and amortization expense. It also includes compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel.

(m)
Stock Based Compensation

Stock option awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

•
expected annual dividend yield;
•
expected volatility over the expected term;
•
expected term;
•
risk free interest rate;
•
per share value of the underlying common stock; and
•
exercise price.

For all stock options granted, the Company calculated the expected term using the simplified method for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury issues similar in duration to the expected term of the stock-based award. The Company’s common stock is not publicly traded, and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

(n)
Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive.

(o)
Recently Issued Accounting Standards

New Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“Topic 326”), Measurement of Credit Losses on Financial Instruments. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated financial statements and related disclosures.

There are currently no other accounting standards that have been issued, but not yet adopted, that are expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Credit Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash, which at times may exceed federally insured limits, in deposit accounts at major financial institutions. Most of the Company’s customers are located in the United States.

For the three and six months ended June 30, 2021 and 2020, no one customer accounted for more than 10% of the Company’s revenue. As of June 30, 2021 and December 31, 2020, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work in progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020

Raw materials	$313	$634
Work-in-progress	779	1,247
Tools inventory	309	312
Finished goods	102	101
Total	$1,503	$2,294

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

		June 30,	December 31,
	Useful Life	2021	2020

Technology hardware	3 years	$1,706	$1,452
Manufacturing equipment	5 years	2,715	2,603
Capitalized software development	3 years	10,615	8,123
Patent	17 years	161	157
Leasehold improvements	Shorter of useful life or lease term	717	717
Furniture and fixtures	7 years	690	675
Total		16,604	13,727
Less accumulated depreciation		(8,966)	(7,614)
Property and Equipment, net		$7,638	$6,113

Depreciation expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue	$12	$58	$49	$118
Sales and marketing	6	6	11	11
Operations and support	56	47	88	98
Product development	591	282	1,161	569
General and administrative	22	65	43	112
Total	$687	$458	$1,352	$908

(6) Leases

Operating lease expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue	$18	$45	$54	$90
Operations and support	18	-	18	-
General and administrative	299	270	581	533
Total operating lease expense	$335	$315	$653	$623

During the second quarter of 2021, the Company extended by three years an existing operating lease and entered into a new three year facility operating lease. In connection with these leases, the Company recorded non-cash ROU assets and liabilities of $0.9 million.

(7) Common Stock

As of June 30, 2021, holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights, rights upon liquidation, and dissolution of the Company.

In connection with the Company's IPO on July 2, 2021, the 8,665,797 shares of common stock outstanding on June 30, 2021 were reclassified to Class A common stock.

On July 2, 2021, the Company amended and restated its certificate of incorporation to provide for two classes of common stock: Class A common stock and Class B common stock. The Company's authorized capital stock consists of 805 million shares, all with a par value of $0.000001 per share, of which:

•
750,000,000 are designated Class A common stock;
•
5,000,000 are designated Class B common stock; and
•
50,000,000 are designated preferred stock.

Shares of Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects, including but not limited to dividends and distributions, liquidation rights, change of control transactions, subdivisions and combinations, no preemptive or similar rights, and conversion.

Holders of our Class A common stock are entitled to one vote per share on any matter that is submitted to a vote of our stockholders. Holders of our Class B common stock are entitled to 20 votes per share on any matter submitted to a vote of our stockholders.

(8) Convertible Preferred Stock

The Company has issued the following series of its preferred stock–Series Seed-1 Convertible Preferred Stock in September 2013, Series Seed-2 Convertible Preferred Stock in July 2014, Series A-1 Convertible Preferred Stock in October 2015, Series A-2 Convertible Preferred Stock in December 2016 and July 2020, Series B Convertible Preferred Stock in June 2017 and July 2020, Series C Convertible Preferred Stock in June 2018 and July 2020, Series D Convertible Preferred Stock in May 2019 and July 2020, Series E Convertible Preferred Stock in July 2020 (collectively referred to as the “Convertible Preferred Stock”).

As of June 30, 2021 and December 31, 2020, the numbers of authorized and outstanding shares in the Convertible Preferred Stock, with their total respective liquidation preferences, were as follows (in thousands, except share and per share data):

	Shares		Liquidation	Carrying
	Authorized	Outstanding	preference	Value
Series:
Series Seed-1 Convertible Preferred Stock	4,200,000	4,200,000	$4,200	$4,200
Series Seed-2 Convertible Preferred Stock	2,188,322	2,188,322	2,998	2,998
Series A-1 Convertible Preferred Stock	4,211,094	4,211,094	8,800	8,704
Series A-2 Convertible Preferred Stock	1,591,230	1,591,230	12,884	12,839
Series B Convertible Preferred Stock	4,132,055	4,044,271	20,764	20,347
Series C Convertible Preferred Stock	3,754,201	3,754,201	26,248	26,004
Series D Convertible Preferred Stock	5,494,064	5,494,064	54,933	54,864
Series E Convertible Preferred Stock	2,400,000	2,275,759	32,693	30,757
Totals	27,970,966	27,758,941	$163,520	$160,713

In connection with the Company's IPO on July 2, 2021, 27,758,941 shares of Convertible Preferred Stock were converted to Class A common stock.

(9) Stock Based Compensation

In 2014, the Company adopted a stock compensation plan (the "2014 Equity Incentive Plan") pursuant to which the Company may grant stock options, stock purchase rights, restricted stock awards, or stock awards to employees, directors and consultants (including prospective employees, directors, and consultants). This plan was terminated in February 2016. No additional awards may be granted under the 2014 Equity Incentive Plan, however, outstanding awards continue in full effect in accordance with their existing terms.

In 2016, the Company adopted a new stock compensation plan (the “2016 Equity Incentive Plan”) pursuant to which the Company may grant stock options, stock purchase rights, restricted stock awards, or stock awards to employees, directors and consultants (including prospective employees, directors, and consultants).

The fair value of the Company’s common stock has been estimated by management as there is no public market for the Company’s common stock. Xometry’s market-based methodology considers a number of objective and subjective factors including third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and general and industry specific economic outlook, amongst others.

As of June 30, 2021 and December 31, 2020, there were 177,183 shares and 203,535 shares, respectively available for the Company to grant under the 2016 Equity Incentive Plan. The weighted average assumptions for the six months ended June 30, 2021 and June 30, 2020 are provided in the following table. The Company recognizes forfeitures as incurred.

	June 30,	June 30,
	2021	2020
Valuation assumptions:
Expected dividend yield	—	—
Expected volatility	53%	46%
Expected term (years)	6.0	6.0
Risk-free interest rate	1.1%	0.8%
Fair value of share	$26.96	$3.65

A summary of the status of the Company’s stock option activity and the changes during the period ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2020	1,193,301	2.14	7.2	$2.8

Balance at December 31, 2020	3,152,774	2.97	8.3	$4.7
Granted	1,393,431	12.24	10.0
Exercised	(910,015)	1.90	6.6
Forfeited	(75,332)	5.42	—
Expired	(7,668)	2.16	—
Balance at June 30, 2021	3,553,190	6.83	8.8	$75.2

Exercisable at June 30, 2021	797,902	3.19	7.9	$19.8

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $18.73. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $23.7 million.

At June 30, 2021, there was approximately $26.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2016 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.7 years at June 30, 2021.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

In April 2021, the Company granted stock options to purchase up to 1.3 million shares of our common stock at an exercise price of $12.32 per share which generally vest over a requisite service period of four years. In the second quarter of 2021, the Company assessed the fair value of the Company's April 2021 stock option grant, giving consideration to the Company's initial public offering price of $44.00 per share. The Company assumed a $28.00 per share fair value, which was based on a 30% discount from the midpoint of our initial price range, in order to determine the appropriate stock-based compensation expense for financial reporting purposes. The Company estimated that the fair value of the April 2021 grants approximated $25.6 million which is being recognized over 4 years from the grant date.

Total stock-based compensation cost for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales and marketing	$302	$37	$355	$60
Operations and support	590	61	694	99
Product development	417	88	491	143
General and administrative	666	52	940	84
Total stock compensation expense	$1,975	$238	$2,480	$386

In connection with the IPO on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the "2021 Equity Plan"). The 2021 Equity Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. ISOs may be granted only to Xometry employees, including Xometry officers, and the employees of Xometry affiliates. All other awards may be granted to Xometry employees, including our officers, Xometry non-employee directors and consultants and the employees and consultants of Xometry affiliates. The maximum number of shares of common stock that may be issued under the Company's 2021 Plan is 4,026,588 shares.

(10) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had no current or deferred income tax benefit or expense in the U.S. or Germany for the three and six months ended June 30, 2021 and 2020. This effective tax rate of 0% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

Net Operating Loss and Credit Carryforwards

As of December 31, 2020, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $90.1 million available to reduce future income subject to income taxes before limitations. As of December 31, 2020, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiary of $10.2 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $26.6 million will begin to expire, if not utilized, in 2033. German net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. The Company expects the $90.1 million of U.S. federal net operating losses to be available to offset future taxable income.

(11) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(12,264)	$(6,119)	$(22,765)	$(14,726)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,390,088	7,473,918	8,158,753	7,414,295
Net loss per share, basic and diluted	$(1.46)	$(0.82)	$(2.79)	$(1.99)

For the three months ended June 30, 2021 and 2020, the Company had approximately 30.5 million shares and approximately 26.4 million shares, respectively, that are potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect. Of these potentially dilutive shares as of June 30, 2021 and 2020, approximately 27.8 million shares and approximately 25.5 million shares, respectively are in the form of convertible preferred stock, approximately 2.7 million shares and approximately 0.9 million shares, respectively are in the form of outstanding stock options and approximately 0.1 million shares and approximately 13,000 shares, respectively are in the form of outstanding warrants.

For the six months ended June 30, 2021 and 2020, the Company had approximately 30.4 million shares and approximately 26.4 million shares, respectively, that are potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect. Of these potentially dilutive shares as of June 30, 2021 and 2020, approximately 27.8 million shares and approximately 25.5 million shares, respectively are in the form of convertible preferred stock, approximately 2.6 million shares and approximately 0.9 million shares, respectively are in the form of outstanding stock options and approximately 0.1 million shares and approximately 13,000 shares, respectively are in the form of outstanding warrants.

(12) Other Current Assets

As of June 30, 2021, the Company has $26.5 million of other current assets on its unaudited condensed consolidated balance sheet. These are costs incurred in connection with the Company's IPO which closed on July 2, 2021. This includes underwriters' fees of $22.6 million, legal and accounting fees of $2.9 million, roadshow costs of $0.3 million, printing costs of $0.2 million and listing fees of $0.3 million. IPO costs that have been incurred but not yet paid in the amount of $25.9 million are included in accrued expenses on our unaudited condensed consolidated balance sheet as of June 30, 2021.

(13) Debt Commitments and Contingencies

The Company is party to an Amended and Restated Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), or the Amended Loan and Security Agreement, for a term loan, or the term loan facility. Under the Amended Loan and Security Agreement, effective January 30, 2020, the Company could borrow up to $15 million under a term loan, all of which became available to the Company immediately on the agreement date. The Company had borrowings under the term loan of $15 million as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the loan accrued interest at the greater of (i) 8.7% per annum or (ii) 8.7% per annum plus the prime rate minus 4.75% per annum. The term loan agreement required a maximum $1.2 million end of term fee due and payable on the maturity date of May 1, 2022, however, if the term loan was repaid prior to

November 1, 2021, the amount owed would be $0.9 million. As of June 30, 2021 and December 31, 2020, the Company owed $15.9 million and $15.8 million, respectively, on this term loan, including principal borrowings and accrued end of term fee.

On July 9, 2021, the Company repaid the full amount of its term loan with Hercules with proceeds from the IPO (see Note 1). In connection with the debt extinguishment, the Company paid Hercules $16.2 million. We will record a loss on debt extinguishment of approximately $0.3 million.

As part of the initial term loan agreement with Hercules, the Company issued a warrant to purchase 87,784 shares of the Company’s Series B Convertible Preferred Stock with a strike price of $5.13 per share that expires in May 2025. Upon closing of the IPO on July 2, 2021, the warrant held by Hercules may only be exercised for shares of Class A common stock.

The term loan facility contained customary affirmative and negative covenants, including covenants that required Hercules consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase the Company’s capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on Company assets. Xometry was in compliance with covenants at the time the term loan was repaid and was in compliance with these covenants as of June 30, 2021 and December 31, 2020.

Contingencies

The Company from time to time may be subject to various claims and legal proceedings covering a range of matters that arise in the ordinary course of its business activities. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings is not expected to have a material adverse effect on the Company’s financial position or operations.

(14) Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) Europe. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments, whose products and offerings are generally the same, are managed separately based on geography. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer. The Company evaluates the performance of the operating segments primarily based on revenue and segment “profits/loss” which is largely the results of the segment before income taxes. The Company has not allocated corporate overhead to the Europe segment. The Company’s CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
U.S.	$47,228	$34,135	$88,526	$60,393
Europe	3,361	648	5,984	1,079
Total	$50,589	$34,783	$94,510	$61,472

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Losses
U.S.	$(9,440)	$(4,548)	$(17,602)	$(11,991)
Europe	(2,824)	(1,571)	(5,163)	(2,735)
Total	$(12,264)	$(6,119)	$(22,765)	$(14,726)

(15) Related Party Transactions

Certain companies and/or affiliates of companies that are holders of the Company’s Convertible Preferred Stock acquire products and assemblies through the Xometry platform. As such, Xometry’s revenue, accounts receivable, and accounts payable include amounts from these companies and/or affiliates of these companies.

For the three months ended June 30, 2021 and 2020, Xometry recognized revenue of approximately $0.5 million and $0.5 million, respectively from companies/and or affiliates of companies that are holders of the Company’s Convertible Preferred Stock. As of June 30, 2021 and December 31, 2020, the Company had approximately $0.5 million and $0.4 million of accounts receivable from companies and/or affiliates of companies that are holders of the Company’s Convertible Preferred Stock.

For the six months ended June 30, 2021 and 2020, Xometry recognized revenue of approximately $0.7 million and $0.8 million, respectively from companies/and or affiliates of companies that are holders of the Company’s Convertible Preferred Stock.

In February 2018, the Company entered into a consulting agreement with Business Improvement Systems, Inc., which is owned by Peter Goguen. Peter Goguen is Xometry’s Chief Operating Officer. Pursuant to the terms of this agreement, the Company paid Business Improvement Systems, Inc. a monthly consulting fee in the amount of $11,667. Business Improvement Systems, Inc. ("BIS") provided the Company with consulting services related to operating services. This agreement was terminated as of January 31, 2021.

For the three months ended June 30, 2021, no amounts were paid to BIS. For the three months ended June 30, 2020, the Company paid BIS, approximately $50,000. As of June 30, 2021, the Company had no amounts payable to BIS. As of December 31, 2020, the Company had $0.1 million payable to BIS.

For the six months ended June 30, 2021 and 2020, the Company paid BIS, approximately $0.1 million and $0.1 million, respectively.

(16) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	June 30, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Non Compete	2	$106	$106	$—
Customer Relationships	1	539	517	22
Trade Names	6	173	141	32
Developed Technology	3	762	518	244
Vendor Relationships	15	1,404	181	1,223
Total intangible assets		$2,984	$1,463	$1,521

	December 31, 2020
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Non Compete	2	$106	$106	$—
Customer Relationships	1	539	512	27
Trade Names	6	173	141	32
Developed Technology	3	762	438	324
Vendor Relationships	15	1,404	135	1,269
Total intangible assets		$2,984	$1,332	$1,652

As of June 30, 2021 and December 31, 2020, Xometry’s goodwill of $0.8 million is part of the Company's U.S. operating segment.

As of June 30, 2021, estimated amortization expense for the remainder of 2021 and next five years is: $0.1 million in 2021, $0.3 million in 2022, $0.1 million in 2023, $0.1 million in 2024, $0.1 million in 2025 and $0.1 million in 2026.

Amortization expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$24	$168	$50	$336
Product development	40	68	79	137
General and administrative	2	6	6	8
Total	$66	$242	$135	$481

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

Overview

Xometry Inc. (“Xometry”, “Company”, "our" or "we") was incorporated in the State of Delaware in May 2013. Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for customers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of on-demand, unique parts, including custom components and aftermarket parts for its customers. Xometry operates from its domestic facilities in Maryland, Kentucky, and Tennessee, with its corporate headquarters in Derwood, Maryland. One facility is operated in Munich, Germany.

Our mission is to accelerate innovation by providing real time, equitable access to global manufacturing capacity and demand. Our vision is to drive efficiency, sustainability and innovation for industries worldwide by lowering the barriers to entry to the manufacturing ecosystem.

We are a leading AI-enabled marketplace for on-demand manufacturing, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source on-demand manufactured parts and assemblies, and empowers sellers of manufacturing services to grow their businesses.

We define “buyers” as individuals who have placed an order to purchase on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “sellers” as individuals or businesses who have been approved by us to either manufacture a product on our platform for a buyer or have utilized our seller services, including our financial services or the purchase of supplies.

Our revenue is generated by the sale of part(s) and assemblies to our customers. The sellers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include CNC manufacturing, sheet metal manufacturing, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, injection molding, urethane casting, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Aerospace and Defense, Healthcare, Automotive, Consumer Goods, Industrial, Robotics, Government, and Education.

In addition, in mid-2020 we launched a suite of financial products and services to help our sellers better manage cash flow at all stages of job production from which we have generated a marginal amount of revenue to date. Our financial services products, such as Xometry Pay, enable sellers to stabilize and enhance their cash flows, supply discounts that allow sellers to lower their operating costs, and resource management tools to optimize their businesses.

Our business benefits from a virtuous network liquidity effect, because adding buyers to our platform generates greater demand on our marketplace which in turn attracts more sellers to the platform, allowing us to rapidly scale and increase the number of manufacturing processes offered on our platform. In order to continue to meet the needs of buyers and remain highly competitive, we expect to continue to add sellers to our platform that have new and innovative manufacturing processes. Thus, our platform is unbounded by the in-house manufacturing capacity and processes of our current sellers.

On July 2, 2021, the Company closed its planned IPO, in which it issued and sold 7,906,250 shares of its Class A common stock. The initial offering price was $44.00 per share. The Company received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million.

Upon the closing of the IPO on July 2, 2021, 8,665,797 shares of outstanding common stock were reclassified into Class A common stock, 27,758,941 shares of outstanding convertible preferred stock were converted into Class A common stock, and 2,676,154 shares of Class A common stock were exchanged by our co-founders for an equivalent number of shares of Class B common stock pursuant to the terms of the exchange agreement.

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval of our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year.

The on-going COVID-19 pandemic has globally resulted in loss of life, business closures impacting our buyers and sellers, restrictions on travel, and closures of certain aspects of our operations. The extent to which the COVID-19 pandemic will impact our business in the future is highly uncertain and cannot be predicted at this time. The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, limiting external guests visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus and we may not have sufficient protection or recovery plans to continue to deal with the COVID-19 pandemic. Even after the COVID-19 pandemic subsides, it may have a continued and lasting impact on the global economy, including our business.

In addition, future shelter-in-place orders and similar regulations impact the ability of our buyers and sellers to operate their businesses. Any limitations on or disruptions or closures of buyers’ and sellers’ businesses could adversely affect our business.

The COVID-19 pandemic to date has not significantly adversely impacted the growth of our business. We believe the COVID-19 pandemic has validated our platform, highlighting the need for resilient supply chains, and reshaping the way buyers source their manufacturing needs.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements included elsewhere in this filing, we use the following key operational and business metrics to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and develop forecasts, and make strategic decisions:

Active Buyers

We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform.

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 23,942 as of June 30, 2021, up 66% from 14,460 as of June 30, 2020. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

Percentage of Revenue from Existing Accounts

We define an existing account as an account where at least one buyer has made a purchase on our marketplace. We believe the efficiency and transparency of our business model leads to increasing account stickiness and spend over time. Buyers can utilize our marketplace for both one-off and recurring manufacturing opportunities. For example, a buyer may choose to utilize our marketplace’s CNC manufacturing processes to manufacture a discrete component for a prototype, and then may choose to later use our marketplace to mass produce that same component. A buyer may also recommend our marketplace to other engineers within their organizations who are designing other products and who may use an entirely different set of manufacturing processes, deepening our reach and stickiness with an account.

For the quarter ended June 30, 2021, 95% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 508 as of June 30, 2021, up 54% from 330 as of June 30, 2020.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude interest and other expense, depreciation and amortization, stock-based compensation expense and impairment charges. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended June 30, 2021, Adjusted EBITDA increased to $(9.1) million, compared to Adjusted EBITDA of $(4.8) million for the same quarter in 2020. For the quarter ended June 30, 2021, Adjusted EBITDA increased to (18)% of revenue, as compared to (14)% of revenue for the same quarter in 2020, driven primarily by higher operating expenses as we continue to scale our business.

For the six months ended June 30, 2021, Adjusted EBITDA increased to $(17.9) million, compared to Adjusted EBITDA of $(12.3) million for the same period in 2020. For the six months ended June 30, 2021, Adjusted EBITDA improved to (19)% of revenue, as compared to (20)% of revenue for the same period in 2020, driven primarily by operating efficiencies as we continued to grow our revenue faster than our supporting expenses and improved our margin as we increased our gross profit.

Adjusted EBITDA is a non-GAAP financial measure that we use, in addition to our GAAP financial measures, to evaluate our business. We have included Adjusted EBITDA in this filing because it is a key measure used by our management to evaluate our operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,264)	$(6,119)	$(22,765)	$(14,726)
Addback
Interest and other expenses	463	393	916	648
Depreciation and amortization	753	700	1,487	1,389
Stock based compensation expense	1,975	238	2,480	386
Adjusted EBITDA	$(9,073)	$(4,788)	$(17,882)	$(12,303)

Components of Results of Operations

Revenue

Our revenue is primarily comprised of sales to buyers through our platform. Buyers purchase specialized CNC manufacturing, sheet metal manufacturing, 3D printing, injection molding, urethane casting, finishing services. Buyer purchases range from rapid prototyping of single parts to high-volume production on our marketplace. These products are primarily manufactured by our network of sellers. We also derive an immaterial portion of our revenue from our offerings to sellers, which includes seller services and financial products.

Cost of Revenue

Cost of revenue primarily consists of the cost to us of the products that are manufactured by our sellers for delivery to buyers on our platform, internal production costs, shipping costs and certain internal depreciation. We expect cost of revenue to increase in absolute dollars to the extent our revenue increases and transaction volume increases. As we add sellers to our platform and are able to expand our network liquidity effect, we expect cost of revenue to decline as a percent of revenue over time.

Gross Profit

Gross profit, or revenue less cost of revenue, is primarily affected by the growth of our revenue. Our gross profit margin is primarily affected by liquidity of our seller network and the efficiency of our pricing and will be benefited by increasing the use of existing seller services and the variety of seller services offerings over time.

Operating Expenses

Our operating expenses consist of sales and marketing, operations and support, product development and general and administrative functions.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of our digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to our sales and marketing employees. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness, add new accounts and further penetrate existing accounts. We expect sales and marketing expense to increase in absolute dollars in the future as we grow our business, though in the near term sales and marketing expenses may fluctuate from period to period based on the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

Operations and Support

Operations and support expenses are the costs we incur in support of the customers and sellers on our platform which are provided by phone, email and chat for purposes of resolving customer and seller related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering customer and seller service. We expect operations and support expense to increase in absolute dollars in the future, though in the near term operations and support expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our operations and support functions as these investments may vary in scope and scale over future periods.

Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation expenses to our employees performing these functions and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future, though in the near term product development expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our product development functions as these investments may vary in scope and scale over future periods.

General and Administrative

General and administrative expenses primarily consist of professional service fees and certain depreciation and amortization expense. It also includes compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel. We expect our general and administrative expenses to increase. We expect to incur additional general and administrative expenses as a result of operating as a public company, including as a result of increased legal, accounting, and directors’ and officers’ insurance expenses.

Other Expense

Interest Expense, Net

Interest expense, net consists of interest incurred on our outstanding borrowings under our outstanding debt facility. In 2020, we amended our term loan agreement, increasing the principal by $4.0 million for total borrowings of $15.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Other Expenses

Other expenses consist primarily of sales tax collected from customers and remitted to governmental authorities.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth our statement of operations data for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	$50,589	$34,783
Cost of revenue	38,714	26,518
Gross profit	11,875	8,265
Operating expenses:
Sales and marketing	8,858	5,126
Operations and support	5,489	3,173
Product development	4,091	2,919
General and administrative	5,238	2,773
Total operating expenses	23,676	13,991
Loss from operations	(11,801)	(5,726)
Other expenses:
Interest expense, net	(350)	(264)
Other expenses	(113)	(129)
Total other expenses	(463)	(393)
Net loss attributable to common stockholders	$(12,264)	$(6,119)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	76.5%	76.2%
Gross profit	23.5%	23.8%
Operating expenses:
Sales and marketing	17.5%	14.7%
Operations and support	10.9%	9.1%
Product development	8.1%	8.4%
General and administrative	10.4%	8.0%
Total operating expenses	46.9%	40.2%
Loss from operations	(23.4)%	(16.4)%
Other expenses:
Interest expense, net	(0.7)%	(0.8)%
Other expenses	(0.2)%	(0.4)%
Total other expenses	(0.9)%	(1.2)%
Net loss attributable to common stockholders	(24.3)%	(17.6)%

Revenue

Total revenue increased $15.8 million, or 45%, from $34.8 million for the three months ended June 31, 2020 to $50.6 million for the three months ended June 30, 2021. This increase was primarily the result of a 66% increase in the number of active buyers resulting from investment in sales and marketing, as well as existing buyers increasing their spend on the platform for the three months ended June 31, 2021 as compared to the prior year period.

Total revenue from our U.S. and Europe operating segments for the three months ended June 30, 2021 and 2020, was $47.2 million and $34.1 million, for the U.S. respectively, and $3.4 million and $0.6 million, for Europe respectively.

Cost of Revenue

Total cost of revenue increased $12.2 million, or 46%, from $26.5 million for the period ended June 30, 2020 to $38.7 million for the three months ended June 30, 2021. This increase was primarily the result of an increase in payments to sellers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace.

Gross Profit and Margin

Gross profit increased $3.6 million, or 44%, from $8.3 million for the three months ended June 30, 2020 to $11.9 million for the three months ended June 30, 2021. The increase in gross profit was primarily due to the increase in revenue described above.

Gross margin decreased to 23.5% for the three months ended June 30, 2021 from 23.8% for the three months ended June 30, 2020.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $3.7 million, or 73%, from $5.1 million for the three months ended June 31, 2020 to $8.9 million for the three months ended June 30, 2021, a result of continued investment to drive revenue growth, our hiring of additional employees and increased stock based compensation expense for options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, sales and marketing expenses increased to 18% for the three months ended June 30, 2021 from 15% for the three months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, stock based compensation expense recorded in sales and marketing was $0.3 million and $37,000, respectively.

Operations and Support

Operations and support increased $2.3 million, or 73%, from $3.2 million for the three months ended June 31, 2020 to $5.5 million for the three months ended June 31, 2021, primarily as a result of additional employees hired to support the growth of buyer and seller activity on our platform, and increased stock based compensation expense for options granted in the second quarter of

2021, as compared to the corresponding period in the prior year. As a percent of total revenue, operations and support expenses increased to 11% for the three months ended June 30, 2021 from 9% for the three months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, stock based compensation expense recorded in operations and support was $0.6 million and $0.1 million, respectively.

Product Development

Product development expense increased $1.2 million, or 40%, from $2.9 million for the three months ended June 30, 2020 to $4.1 million for the three months ended June 30, 2021, a result of additional employees and increased stock based compensation expense for options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, product development expenses remained flat at approximately 8% for the three months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021 and 2020, stock based compensation expense recorded in product development was $0.4 million and $0.1 million, respectively.

General and Administrative

General and administrative expense increased $2.5 million, or 89%, from $2.8 million for the three months ended June 30, 2020 to $5.2 million for the three months ended June 30, 2021, primarily as a result of an increase in compensation-related expenses, including increased stock based compensation, additional legal, accounting and financial headcount and third party expenses in preparation for becoming a public company, as well as additional overhead expenses to support the growth of our business operations. As a percent of total revenue, general and administrative expenses increased to 10% for the for the three months ended June 30, 2021 from 8% for the three months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, stock based compensation expense recorded in general and administrative was $0.7 million and $0.1 million, respectively.

Other Expenses

Interest Expense, Net

Interest expense, net increased by $0.1 million, or 33%, from $0.3 million for the three months ended June 30, 2020 to $0.4 million for the three months ended June 30, 2021, as a result of a higher interest rate on existing borrowings.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended June 30, 2021 and 2020, was $9.4 million and $4.5 million, respectively. Total segment loss from our Europe operating segment for the three months ended June 30, 2021 and 2020, was $2.8 million and $1.6 million, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth our unaudited statement of operations data for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	$94,510	$61,472
Cost of revenue	72,800	47,841
Gross profit	21,710	13,631
Operating expenses:
Sales and marketing	16,422	9,856
Operations and support	9,820	6,466
Product development	7,755	5,877
General and administrative	9,562	5,510
Total operating expenses	43,559	27,709
Loss from operations	(21,849)	(14,078)
Other expenses:
Interest expense, net	(681)	(417)
Other expenses	(235)	(231)
Total other expenses	(916)	(648)
Net loss attributable to common stockholders	$(22,765)	$(14,726)

The following table sets forth our unaudited statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	100.0%	100.0%
Cost of revenue	77.0%	77.8%
Gross profit	23.0%	22.2%
Operating expenses:
Sales and marketing	17.4%	16.0%
Operations and support	10.4%	10.5%
Product development	8.2%	9.6%
General and administrative	10.1%	9.0%
Total operating expenses	46.1%	45.1%
Loss from operations	(23.1)%	(22.9)%
Interest expense, net	(0.7)%	(0.7)%
Other expenses	(0.2)%	(0.4)%
Total other expenses	(0.9)%	(1.1)%
Net loss attributable to common stockholders	(24.0)%	(24.0)%

Revenue

Total revenue increased $33.0 million, or 54%, from $61.5 million for the six months ended June 30, 2020 to $94.5 million for the six months ended June 30, 2021. This increase was primarily the result of a 66% increase in active buyers resulting from investment in sales and marketing, as well as existing buyers increasing their spend on the platform from the prior year.

Total revenue from our U.S. and Europe operating segments for the six months ended June 30, 2021 and 2020, was $88.5 million and $60.4 million, for the U.S. respectively, and $6.0 million and $1.1 million, for Europe respectively.

Cost of Revenue

Total cost of revenue increased $25.0 million, or 52%, from $47.8 million for the six months ended June 30, 2020 to $72.8 million for the six months ended June 30, 2021. This increase was primarily the result of an increase in payments to sellers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace.

Gross Profit and Margin

Gross profit increased $8.1 million, or 59%, from $13.6 million for the six months ended June 30, 2020 to $21.7 million for the six months ended June 30, 2021. The increase in gross profit was due primarily to the increase in revenue described above.

Gross margin increased to 23% for the six months ended June 30, 2021 from 22% for the six months ended June 30, 2020. This increase was primarily the result of a growing number of active sellers from the prior year period, which continues to create greater competition among sellers and lower cost of revenue. Additionally, our AI-driven platform pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $6.6 million, or 67%, from $9.9 million for the six months ended June 30, 2020 to $16.4 million for the six months ended June 30, 2021, a result of continued investment to drive revenue growth, additional employees and increased compensation-related expenses including stock based compensation related to options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, sales and marketing expenses increased to 17% for the six months ended June 30, 2021 from 16% for the six months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, stock based compensation expense recorded in sales and marketing was $0.4 million and $0.1 million, respectively.

Operations and Support

Operations and support increased $3.4 million, or 52%, from $6.5 million for the six months ended June 30, 2020 to $9.8 million for the six months ended June 30, 2021, primarily as a result of additional employees hired to support the growth of buyer and seller activity on our platform, and increased stock based compensation expense for options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, operations and support expenses decreased to 10.4% for the six months ended June 30, 2021 from 10.5% for the six months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, stock based compensation expense recorded in operations and support was $0.7 million and $0.1 million, respectively.

Product Development

Product development expense increased $1.9 million, or 32%, from $5.9 million for the six months ended June 30, 2020 to $7.8 million for the six months ended June 30, 2021, a result of additional employees and increased stock based compensation expense for options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, product development expenses decreased to 8% for the six months ended June 30, 2021 from 10% for the six months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, stock based compensation expense recorded in product development was $0.5 million and $0.1 million, respectively.

General and Administrative

General and administrative expense increased $4.1 million, or 74%, from $5.5 million for the six months ended June 30, 2020 to $9.6 million for the six months ended June 30, 2021, primarily as a result of an increase in compensation-related expenses, including stock based compensation, additional legal, accounting and financial headcount and third party expenses in preparation of become a public company, as well as additional overhead expenses to support the growth of our business operations. As a percent of total revenue, general and administrative expenses increased to 10% for the six months ended June 30, 2021 from 9% for the six months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, stock based compensation expense recorded in general and administrative was $0.9 million and $0.1 million, respectively.

Other Expenses

Interest Expense, Net

Interest expense, net increased by $0.3 million, or 63%, from $0.4 million for the six months ended June 30, 2020 to $0.7 million for the six months ended June 30, 2021, as a result of additional borrowings under our term loan facility and higher interest rates on our existing borrowings.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the six months ended June 30, 2021 and 2020, was $17.6 million and $12.0 million, respectively. Total segment loss from our Europe operating segment for the six months ended June 30, 2021 and 2020, was $5.2 million and $2.7 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our term loan facility. As of June 30, 2021, our cash and cash equivalents totaled $37.4 million, compared with $59.9 million as of December 31, 2020. We believe our existing cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our obligation to repay any remaining balance under our term loan facility, our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

On July 2, 2021, we closed our planned initial public offering ("IPO"), in which we issued and sold 7,906,250 shares of our Class A common stock. The initial offering price was $44.00 per share. We received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Term Loan Facility

We are party to a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, as amended, restated, or modified from time to time, including by the Third Amendment to the Loan and Security Agreement dated as of January 30, 2020, or the Amended Loan and Security Agreement, for a term loan, or the term loan facility. Under the Amended Loan and Security Agreement, effective January 30, 2020, we could borrow up to $15.0 million under a term loan, all of which became available to us immediately on the agreement date. We had borrowings under the term loan of $15.0 million as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the loan accrued interest at the greater of (i) 8.7% per annum or (ii) 8.7% per annum plus the prime rate minus 4.75% per annum. The term loan agreement required a maximum $1.2 million end of term fee due and payable on the maturity date of May 1, 2022, however, if the term loan was repaid prior to November 1, 2021, the amount owed would be $0.9 million. As of June 30, 2021 and December 31, 2020, we owed $15.9 million and $15.8 million, respectively on this term loan, including principal borrowings and accrued end of term fee.

On July 9, 2021, the Company repaid the full amount of its term loan with Hercules with proceeds from the IPO. In connection with the debt extinguishment, the Company paid Hercules $16.2 million. We will record a loss on debt extinguishment of approximately $0.3 million.

As part of the initial term loan agreement with Hercules, we issued a warrant to purchase 87,784 shares of our Series B preferred stock with an exercise price of $5.13 per share that expires in May 2025. Upon closing of the IPO on July 2, 2021, the warrant held by Hercules may only be exercised for shares of Class A common stock.

The term loan facility contained customary affirmative and negative covenants, including covenants that required Hercules’ consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase our capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on our assets. We were in compliance with covenants at the time the term loan was repaid, and we were in compliance with these covenants as of June 30, 2021 and December 31, 2020.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(20,560)	$(11,650)
Net cash (used in) provided by investing activities	(2,748)	8,894
Net cash provided by financing activities	802	8,940

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $20.6 million, primarily due to a net loss of $22.8 million adjusted for non-cash charges of $4.6 million and a net decrease in our operating assets and liabilities of $(2.4) million. The non-cash adjustments primarily relate to stock-based compensation of $2.5 million and depreciation and amortization of

$1.5 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $6.9 million and prepaid expenses of $5.3 million. These increases are partially offset by increases in accounts payable of $7.5 million, primarily related to public company costs and $1.9 million of contract liabilities, primarily due to the growth of our business.

For the six months ended June 30, 2020, net cash used in operating activities was $11.7 million, primarily due to a net loss of $14.7 million adjusted for non-cash charges of $2.4 million and a net increase in our operating assets and liabilities of $0.6 million. The non-cash adjustments primarily relate to stock-based compensation of $0.4 million, $0.5 million reduction of our right of use lease assets and depreciation and amortization of $1.4 million. The net increase in operating assets and liabilities is primarily driven by a $2.1 million increase in accrued expenses. This increase is partially offset by a $0.8 million increase in accounts receivable and a $0.8 million increase in inventory.

Investing Activities

Cash used by investing activities was $2.7 million during the six months ended June 30, 2021, primarily due to investments in property and equipment (which includes internal-use software development costs).

Cash provided by investing activities was $8.9 million during the six months ended June 30, 2020, primarily due to the redemption of its short terms investments which resulted in cash proceeds, net of approximately $10.9 million, offset by $2.0 million for the purchase of property and equipment (which includes internal-use software development costs).

Financing Activities

Cash provided by financing activities was $0.8 million during the six months ended June 30, 2021, reflecting $1.3 million of proceeds from the exercise of stock options, offset by $0.5 million of costs incurred in connection with our IPO.

Cash provided by financing activities was $8.9 million during the six months ended June 30, 2020, reflecting $4.0 million of additional borrowings on our term loan and $4.8 million of other borrowings under the Paycheck Protection Program (“PPP”).  The Company paid back the loan principal with interest on July 8, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For additional information about our critical accounting policies and estimates, see the disclosure included in our final Prospectus on Form 424(b)(4) as well as Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, and stockholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in interest rates. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

Our revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our European operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations could be impacted by changes in exchange rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. We are not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more matters could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing Part 1, Item 1 of this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Factor Summary

Our business is subject to numerous risks and uncertainties, including those outside our control, that could cause our actual results to be harmed.

•
We have incurred net losses in the past, expect to incur net losses in the future and may never achieve or maintain profitability.
•
We may not continue to grow on pace with historical rates.
•
If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.
•
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•
Our growth depends on our ability to attract and retain a large community of buyers and sellers.
•
Our success depends on our ability to deliver products and manufacturing processes that meet the demand of buyers transacting on our marketplace and our ability to adapt to technological changes and improvements.
•
If we fail to maintain and improve the quality of our platform, customer support and ancillary services available through our platform, we may not be able to attract and retain buyers and sellers.
•
We provide quality assurance to buyers.
•
Our business model involves our agreeing to pricing with a buyer in advance of sourcing the opportunity to a seller.
•
We or our third-party partners or service providers may experience a security breach, including unauthorized parties obtaining access to buyers’ confidential information.
•
Failure to deal effectively with bad actors engaging on our marketplace or platform could harm our business.
•
We may be subject to disputes between sellers and suppliers on our platform.
•
We rely on a third-party payment processor to process payments made by buyers and payments made to sellers and suppliers.
•
We rely on third parties to fulfill buyer orders.
•
We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•
We may not effectively expand into markets outside the United States.

•
The ongoing COVID-19 pandemic and measures intended to prevent its spread have had a material effect on our business and results of operations.
•
Interruptions to or other problems with our website and platform, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business and results of operations.
•
We are subject to stringent and evolving laws and regulations relating to consumer data privacy and data protection.
•
Our intellectual property and proprietary rights are valuable, and any inability to obtain, maintain, protect or enforce them could substantially harm our business, products, services, and brand.
•
We could incur substantial costs and other harms as a result of any claim of infringement, misappropriation or other violation of another party’s intellectual property or proprietary rights.
•
We rely on Amazon Web Services to operate our platform, and any disruption of service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business.

Risks Related to Our Business

We have incurred net losses in the past, expect to incur net losses in the future and may never achieve or sustain profitability.

We have incurred net losses since our inception in 2013. We incurred a net loss of $31.1 million in 2020 and a net loss of $12.3 million and $22.8 million for the three and six months ended June 30, 2021, and we expect to incur net losses for the foreseeable future. As a result of these losses, as of June 30, 2021, we had an accumulated deficit of $134.7 million. We expect to continue the development and expansion of our business, and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We may not continue to grow on pace with historical rates.

We have grown rapidly over the last several years, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. During the three months ended June 30, 2021 and 2020, our revenue was $50.6 million and $34.8 million, respectively, representing a growth rate of 45%. During the six months ended June 30, 2021 and 2020, our revenue was $94.5 million and $61.5 million, respectively, representing a growth rate of 54%. In addition, in 2020, unlike in many other industries, the COVID-19 pandemic contributed to an increase in our revenue, particularly in the third quarter of 2020. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic may not continue in the future. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of buyers and sellers who transact on our marketplace, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, failure to realize anticipated revenue growth from our seller services and the maturation of our business, among others. You should not rely on our revenue or key operational and business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key operational and business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as product development. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, and reporting systems and procedures. If we do not effectively manage our growth effectively, such as by failing to implement necessary procedures, transition to new processes or hire necessary personnel, it may be difficult for us to execute our business strategy and our business could be adversely affected.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•
our ability to maintain and grow our community of buyers and sellers;
•
the demand for and types of manufacturing processes, capabilities and materials that are sourced on our marketplace to sellers;
•
spending patterns of buyers, including whether those buyers who transact on our marketplace frequently, or for larger services, reduce their use of our marketplace or stop transacting on our marketplace completely;
•
timing of large orders on our marketplace;
•
the impact of holidays on purchase activity;
•
fluctuations in the prices charged to buyers transacting on our marketplace;
•
changes to our pricing model;
•
our ability to introduce new features and services and enhance our existing platform and our ability to generate significant revenue from new features and services;
•
the impact of outages of our platform and associated reputational harm;
•
changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results;
•
increases in, and timing of, operating expenses that we may incur to grow and expand our business and to remain competitive;
•
costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible impairments;
•
actual or perceived breaches of, or failures relating to security or data privacy and associated remediation costs;
•
litigation, adverse judgments, settlements, or other litigation-related costs;
•
developments or disputes concerning our intellectual property or proprietary rights or our solutions, or third-party intellectual property or proprietary rights;
•
changes in the common law, statutory, legislative, or regulatory environment, such as with respect to privacy and data protection, wage and hour regulations, worker classification (including classification of independent contractors or similar service providers and classification of employees as exempt or non-exempt), internet regulation, payment processing, import and export controls, global trade, or tax requirements;
•
fluctuations in currency exchange rates;
•
general economic and political conditions and government regulations in the countries where we currently have significant numbers of users, or where we currently operate or may expand in the future; and
•
natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our ordinary shares could fall substantially, and we could face costly lawsuits, including securities class action suits.

Our growth depends on our ability to attract and retain a large community of buyers and sellers, and the loss of our buyers and sellers, or failure to attract new buyers and sellers, could materially and adversely affect our business, financial condition, and results of operations.

We derive substantially all of our revenue from sales to buyers transacting on our marketplace seeking sophisticated manufacturing solutions. The size and diversity of our community of buyers and sellers is critical to our success. Over the past few years, we have experienced strong growth in the number of buyers and sellers transacting on our marketplace, including the number of active buyers, but we do not know whether we will be able to achieve similar growth rates in the future. Sellers have alternative ways of marketing their services and finding buyers, including meeting and contacting prospective buyers through other platforms or marketplaces, advertising to prospective buyers online or offline through other methods, or interacting directly with a business. Buyers also have other ways to find sellers, such as engaging sellers directly, finding sellers through other online or offline platforms or marketplaces. Additionally, buyers may use in-house manufacturing processes. Use of these other options available to buyers and sellers may make our marketplace less attractive to them and could lead to decreased use of our marketplace, which could result in a decrease in revenue. In addition, a decrease in engagement from buyers, including due to a general decrease in spending or as a result of the COVID-19 pandemic, could diminish the network effects that results from expanding the number of buyers within a particular account, or decrease the attractiveness of our marketplace to sellers. If we fail to attract new buyers and sellers or our existing buyers or sellers decrease their use of or cease using our marketplace, the breadth and diversity of manufacturing processes offered on our marketplace may be reduced, or the quality of products manufactured by sellers transacting on our marketplace is not satisfactory to buyers, buyers and sellers may decrease their use of our marketplace.

Key factors in attracting and retaining buyers include our ability to grow our brand awareness, attract and retain high-quality sellers and increase the quantity, quality and diversity of manufacturing processes, including with respect to technique and materials, offered on our marketplace. In addition, our AI-enabled instant quoting engine provides price quotes for buyers and offers the opportunity to fill buyer orders at a different price to sellers. The prices quoted must appeal to both buyers and sellers; if the quoted prices are unattractive to either buyers or sellers, we could incur losses on certain orders, or buyers or sellers could decrease their activity or stop transacting on our marketplace. A key factor in attracting and retaining sellers, in turn, is maintaining and increasing the number and diversity of buyers transacting on our marketplace. Achieving growth in our community of buyers and sellers may require us to increasingly engage in sophisticated and costly sales and marketing efforts that may not result in growth in our community of buyers and sellers.

Buyers or sellers can stop transacting on our marketplace at any time. Buyers or sellers may stop transacting on our marketplace if the quality of their experience on our platform, including our support capabilities in the event of a problem, or the quality of the manufactured product, does not meet expectations or keep pace with the quality of the user experience generally offered by competitors or manufactured parts sourced through other means. Buyers or sellers may also stop transacting on our marketplace if they perceive that our pricing is not in line with competitors. In addition, expenditures by buyers may be cyclical and be affected by adverse changes in overall economic conditions or budgeting patterns. If we fail to attract new buyers or new sellers or fail to maintain existing buyers and existing sellers, our revenue may grow more slowly than expected, or decline, and our business, financial condition, and results of operations could be materially and adversely affected.

Our success depends on our ability to deliver products and manufacturing processes that meet the demand of buyers transacting on our marketplace and our ability to adapt to technological changes and improvements.

Our business may be affected by changes in buyer requirements and preferences, including as a result of decreased consumer demand for buyer products, seller manufacturing processes, availability of manufacturing materials and machinery, rapid technological change, and the emergence of new standards and practices, any of which could render our marketplace less attractive, uneconomical or obsolete. To the extent that our buyers’ demand for on-demand manufacturing decreases significantly for any reason, including because of shifting consumer preferences, it would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position. In addition, computer-aided design simulation and other technologies may reduce the demand for physical parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology and ability to provide buyers with traditional and emerging manufacturing processes.

In particular, we plan to expand the network of sellers transacting on our marketplace to increase the number of sellers available to fulfill orders, ensure production quality, expand upon the manufacturing processes, techniques and materials available to buyers, and continue to develop industry playbooks to offer increasingly customized solutions and serve additional industries over time. We believe successful execution of this part of our business plan is critical for our ability to grow our business and differentiate ourselves from our competition, and there are no guarantees we will be able to do so in a timely fashion, or at all. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our offerings. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and capabilities that are superior to ours.

Any failure to properly meet the needs of buyers and sellers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position.

If we fail to maintain and improve the quality of our platform, customer support and ancillary services available through our platform, we may not be able to attract and retain buyers and sellers.

To satisfy both buyers and sellers, we need to continue to improve their user experience as well as innovate and introduce features and services that users find useful and that cause them to use our platform and transact on our marketplace more frequently. This includes improving our technology to optimize pricing and lead-time tools, improving upon and introducing new seller products and services, like Xometry Pay and the Xometry Advance Card, improving upon and introducing new design guides and industry playbooks, expanding the availability of sellers to additional geographic and industry segments and improving the user-friendliness of our platform and our ability to provide high-quality support. Our buyers and sellers depend on our support organization to resolve issues relating to our platform. Our ability to provide effective support is largely dependent on our ability to attract and retain employees who are well versed in our platform and the needs of buyers and sellers transacting on our marketplace. As we continue to grow our international user base, our support organization will face additional challenges, including those associated with continuing to deliver support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation or adversely affect our ability to market the benefits of our platform and marketplace to existing and prospective users. In addition, with the majority of our employees working from home as a result of the COVID-19 pandemic, our information technologies and support systems may be temporarily strained.

In addition, we need to adapt, expand and improve our platform and user interfaces to keep up with changing user preferences. We invest substantial resources in researching and developing new seller products and services and enhancing our platform by incorporating these new features, improving functionality and adding other improvements to meet our users’ evolving demands. The success of any enhancements or improvements to our platform or any new features depends on several factors, including timely completion, adequate quality testing, integration with technologies on our platform and third-party partners’ technologies and overall market acceptance. Because further development of our platform is complex, challenging and dependent upon an array of factors, the timetable for the release of new features and enhancements to our platform is difficult to predict, and we may not offer new features as rapidly as users of our platform require or expect. Additionally, the time, money, energy and other resources we dedicate to developing new features or enhancements to our platform may be greater than the short-term, and potentially the total, returns from these new offerings.

It is difficult to predict the problems we may encounter in introducing new features to our platform, and we may need to devote significant resources to the creation, support and maintenance of these features. We provide no assurances that our initiatives to improve our user experience will be successful. We also cannot predict whether any new features will be well received by users, or whether improving our platform will be successful or sufficient to offset the costs incurred to offer these new features. If we are unable to improve or maintain the quality of our platform, our business, financial condition and results of operations could be materially and adversely affected.

Our platform is dependent on our AI-enabled instant quoting engine. If pricing, lead time or other aspects of a quote to buyers either do not meet such buyer’s expectations or prove to be incorrect, our business, financial condition and results of operations could be materially and adversely affected.

We provide quality assurance to buyers.

Our customer agreement with buyers provides that we will manufacture their order in accordance with their specifications. Whether or not the order is ultimately supplied by a seller, in the event that a buyer deems that an order does not conform to its specifications, we agree to replace the order. Our standard customer agreement allows buyers three days to specify non-conformance; however, the duration of our warranty varies by contract, and in some cases, we may be responsible for replacing non-conforming orders for longer periods. While we require sellers to meet certain quality standards before offering their services on our marketplace and provide operational support to our buyers and sellers, such efforts may not prevent us from losses due to poor quality of parts manufactured for our buyers.

Our business model involves our agreeing to pricing with a buyer in advance of sourcing the opportunity to a seller. We are at risk that the price a buyer pays us may be less than the cost we ultimately pay a seller.

Buyers transacting on our marketplace enter into our customer agreement, which provides that we will manufacture their order in accordance with their specifications. In addition, our AI-enabled instant quoting engine provides a prospective buyer with pricing, design feedback and proposed shipping dates prior to our sourcing the manufacturing opportunity to a seller with requisite manufacturing process. From time to time, we may quote buyers prices that are lower than the cost we agree with a seller. If our platform is unable to find a seller to source a manufacturing opportunity from a particular buyer at below the price we quote such buyer, or at all, our results of operations may be materially and adversely affected.

We or our third-party partners or service providers may experience a security breach, including unauthorized parties obtaining access to buyers’ confidential information, personal or other data, or any other data privacy or data protection compliance issue. Any such security breach may harm our reputation and brand, and may expose us to liability.

Our business involves the collection, storage, processing, transmission and other use of proprietary, confidential and personal data of buyers and sellers and other parties, as well as the use of third-party partners and service providers who collect, store, process, transmit and otherwise use such data. In particular, our platform stores and transmits to sellers confidential buyer information, including the intellectual property in their part designs and other sensitive data. We also maintain certain other proprietary and confidential data relating to our business and personal data of our personnel and job applicants. In addition, a security breach or incident that we or our third-party partners or service providers experience could result in unauthorized access to, misuse of, or unauthorized acquisition of such data, the loss, corruption, or alteration of such data, interruptions in our operations, damage to our computers or systems or those of our platform’s users, or the loss of access to our systems by us or our buyers and sellers.

Any such incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability in various jurisdictions, including under applicable data privacy and security laws and regulations. An increasing number of online platforms have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their networks or services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and service providers may be unable to anticipate these techniques or implement adequate preventative measures. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents.

If an actual or perceived breach of security of our networks or systems or those of any of our third-party partners’ or service providers’ security occurs, public perception of the effectiveness of our security measures and brand could be severely harmed, and we could lose buyers, sellers or third-party partners. Data security breaches and other cybersecurity incidents may also result from non-technical means, for example, intentional, accidental or negligent actions by employees or contractors. Any compromise of our or our third-party partners’ or service providers’ security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions and legal and financial exposure, including potential contractual liability, in all cases that may not always be covered by our insurance, in whole or in part. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents, including, potentially, payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, or other services. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., third-party service providers who provide development or other services to us) that result in the unauthorized access of buyers’ confidential, proprietary or personal data, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

Our and our third-party partners’ along with those of our service may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional actions by us, our third-party partners or service providers, as well as similar disruptions that could make all or portions of our platform unavailable for periods of time. While we currently employ various antivirus and computer protection software in our operations, we cannot provide assurances that such protections will in all cases successfully prevent hacking or the transmission of any computer virus or malware, which could result in significant damage to our hardware and software systems and databases, disruptions to our business activities, including to our e-mail and other communications systems, breaches of security and the inadvertent disclosure of personal, confidential or sensitive data, interruptions in access to our website through the use of “denial of service” or similar attacks and other material adverse effects on our operations. Significant unavailability of our platform due to attacks could cause users to cease using our platform and transacting on our marketplace. Although we maintain cybersecurity liability insurance, we cannot be certain our coverage will be adequate for expenses or liabilities actually incurred or will continue to be available to us on reasonable terms, or at all. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

Failure to deal effectively with bad actors engaging on our marketplace or platform could harm our business.

We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of illegal activity on our marketplace. However, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of illegal activity will require significant investment and resources, particularly as our marketplace increases in public visibility and we increase the number of buyers and sellers engaging on our marketplace. Regulations requiring marketplaces to detect and limit illegal activities are increasing. Our measures may not always keep up with these changes.

We may suffer reputational harm for actual or perceived bad acts or actual or perceived illegal activities of buyers and sellers on our marketplaces, particularly related to factory or other workplace conditions. Failure to limit the impact of actual or perceived illegal activity on our marketplaces, could subject us to penalties, fines, other enforcement actions and expenses, significant reputation harm and our business, financial condition, and results of operations could be adversely affected.

We rely upon third-party service providers to perform certain compliance services. If we or our service providers do not perform adequately, our compliance tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.

We may be subject to disputes between sellers and suppliers on our platform.

Our business model involves, in part, connecting sellers to suppliers to purchase materials that enable sellers to fulfill orders on our marketplace. It is possible that disputes may arise between sellers and such suppliers with regard to the terms of orders, payment, confidentiality, work product and intellectual property ownership and infringement, misappropriation or other violation. While we are not parties to such contracts, we cannot guarantee that we will not be involved in disputes among sellers and the suppliers with whom we pair. If these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting the relationships between sellers and such suppliers, claims may be brought against us directly as a result of these disputes, or the parties may involve us in claims filed against each other. Even if these claims do not result in litigation or are resolved expediently, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and result in unexpected expenses.

We rely on a third-party payment processor to process payments made by buyers and payments made to sellers and suppliers, and if we cannot manage our relationship with such third party and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.

We rely on a third-party payment processor, Stripe, to process payments made by buyers and payments made to sellers and suppliers. We also rely on Stripe for our Xometry Pay, an integrated payment processing tool for sellers available through our platform, and the Xometry Advance Card. Under our commercial agreements with Stripe, Stripe may terminate the relationship with 120 days’ advance notice. If Stripe terminates its relationship with us or refuses to renew its agreements with us on commercially reasonable terms, or at all, we would be required to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by Stripe may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, make timely payments to sellers or suppliers, or decrease the use of Xometry Pay or the Xometry Advance Card, any of which could disrupt our business for an extended period of time, make our platform less convenient, trustworthy and attractive to users, and adversely affect our ability to attract and retain qualified buyers, sellers and suppliers.

Most payments by our buyers are made by credit card or debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to buyers who may be subject to additional regulations and risks. We also receive payments in the form of bank checks, Fed wires or ACH. As a result, we are also subject to a number of other laws and regulations relating to the payments we accept from our buyers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to, or are alleged to fail to, comply with applicable rules and regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines and/or higher transaction fees and may lose the ability to accept online payments or other payment card transactions, which could make our platform less convenient and attractive to users. We also rely on data provided by Stripe for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be materially adversely affected.

Further, if we are deemed to be a money transmitter as defined by applicable law, we could become subject to certain laws, rules, and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies that may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules, and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our third-party payment processor requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some users, be costly to implement, or difficult to follow. If we fail to comply with these rules or regulations, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business, financial condition, and results of operations could be adversely affected. We have also agreed to reimburse our third-party payment processor for any reversals, chargebacks, and fines they are assessed by payment card networks if we violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

We are required to comply with payment card network operating rules.

Payment networks, such as Visa, MasterCard and American Express, establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the Payment Card Industry Data Security Standards, govern a variety of areas, including how consumers and customers may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks, and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards. Our removal from networks’ lists of Payment Card Industry Data Security Standard compliant service providers could mean that existing merchants, customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchants, customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

Changes to these network rules or how they are interpreted could have a significant impact on our business and financial results. For example, changes in the payment card network rules regarding chargebacks may affect our ability to dispute chargebacks and the amount of losses we incur from chargebacks. Changes to and interpretations of the network rules that were inconsistent with the way we operated has in the past required us to make changes to our business, and any future changes to or interpretations of the network rules that are inconsistent with the way we currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could pass on fines and assessments in respect of fraud or chargebacks related to our merchants or disqualify us from processing transactions if satisfactory controls are not maintained, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to fulfill buyer orders.

We rely on continued and unimpeded access to postal services and shipping carriers for us or our sellers to deliver manufactured parts reliably and timely to buyers. As a result of the COVID-19 pandemic and other factors, postal services and shipping carriers have experienced increased delays in delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplace, which could negatively impact our business, financial condition, and results of operations.

We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

The manufacturing market is fragmented and highly competitive. We compete for buyers with a wide variety of manufacturers. Some of our current and potential competitors include captive in-house product lines, on-demand parts manufacturers, and other marketplaces for manufacturing services. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing new manufacturing technologies and capabilities that may compete with or provide alternatives to our platform or our marketplace. We also expect that future competition may arise from the development of technologies that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop our capabilities and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture on-demand parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient on-demand production. We may, from time to time, establish alliances or relationships with other competitors or potential competitors, and our competitors may also be sellers transacting on our marketplace. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

Existing and potential competitors may have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources and name recognition than us, as well as more substantial intellectual property portfolios and experience and expertise in intellectual property rights and operating within certain international locations, any of which may enable them to compete effectively against us.

Though we plan to expend resources to develop new technologies, processes and capabilities, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. Our challenge in developing new manufacturing processes is finding capabilities for which our marketplace offers an attractive value proposition. If we do not keep pace with technological change and introduce new technologies, processes and capabilities, the demand for our platform and transacting on our marketplace may decline and our business, financial condition, and results of operations may suffer.

Expansion into markets outside the United States is important to the growth of our business, and if we do not manage the business and economic risks of international expansion effectively, it could materially and adversely affect our business and results of operations.

We expect to continue to expand our international operations, which may include opening offices in new jurisdictions, adding buyers in additional countries, and providing our platform in additional languages. Expansion into new markets or countries may not be successful. In addition, our legal, accounting, financial compliance and other administrative costs will increase as we expand internationally. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. International expansion requires investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•
recruiting, training and retaining talented and capable employees outside of the United States and Europe, and maintaining our company culture across all of our offices;
•
providing our platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are relevant in different countries;
•
compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, labor and employment, consumer protection and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;
•
operating in jurisdictions that do not protect intellectual property rights or other proprietary rights to the same extent as does the United States;
•
compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory limitations on our ability to provide our platform and operate our marketplace in certain international markets;
•
political and economic instability;

•
fluctuations in currency exchange rates;
•
potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•
higher costs of doing business internationally, including increased legal, financial compliance, accounting, travel, infrastructure and other administrative costs.

We may be unable to keep current with changes in laws and regulations. Although we strive to comply with all applicable laws and regulations and are in the process of implementing policies and procedures designed to support compliance with such laws and regulations, there can be no assurance that we will always be in full compliance or that all of our employees, contractors, partners and agents will comply at all times. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations and financial condition could be materially and adversely affected.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had a material effect on our business and results of operations, and the ongoing nature of the COVID-19 pandemic and any future pandemic (including variants of the COVID-19 pandemic) may have material and adverse effects on our business, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which constitute a significant portion of our buyers and sellers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have contributed significantly to increased unemployment and negatively impacted business spending.

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, limiting external guests visiting our offices, and canceling or postponing meetings and events or holding them virtually. Although we have made every effort to comply with applicable COVID-19 measures and precautions, in light of the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus. In addition, implementing COVID-19 measures and precautions has diverted, and may continue to divert, resources and attention of our management.

The extent to which the COVID-19 pandemic, any future variants of the COVID-19 pandemic, or any future pandemic unrelated to COVID-19 impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of any pandemic, its severity, the actions to contain a virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of buyers and sellers, and recession or economic downturn.

There are no comparable recent events that provide guidance as to the effect that the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described throughout this “Risk Factors” section.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users.

Our business depends on users’ access to our platform via a personal computer or mobile device and the Internet. We have started to enable sellers to access our platform via a mobile browser, which we believe is important to the growth of our business by adding sellers to our marketplace and enabling faster seller response times to orders. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our platform. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

Interruptions to or other problems with our website and platform, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, integrity, security and availability of our websites, marketplace and platform, information technology systems, and other operations are critical to our reputation and brand, and to our ability to effectively service buyers and sellers. Any interruptions or other problems that cause any of our websites, marketplace, platform or information technology systems to malfunction or be unavailable, or negatively impact our operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including: human and software errors, hackers, viruses, malware or other malicious activity, design faults, bugs, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, supply chain attacks, exploitation of vulnerabilities in our network or platform, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of users accessing our websites or ordering parts at the same time, and other similar events. Our buyers come to us in part for our instant pricing capabilities and that feature is often of critical importance to these buyers. We are dependent upon our facilities, in which we house computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. We also utilize cloud computing and server capabilities with respect to each of our United States and European operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in the use of our marketplace or platform and delivery of parts as a result of system failures. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

We are subject to stringent and evolving laws and regulations relating to consumer data privacy and data protection, and any actual or perceived failure by us to comply with such laws and regulations or our privacy policies could materially and adversely affect our business.

We receive, collect, store, process, transfer and otherwise use personal data and other sensitive data. The effectiveness of our technology, including our AI and platforms, and our ability to offer our platform to users rely on the collection, storage and use of this data, including personally identifying or other sensitive data. Our collection, storage, processing, transfer and other use of this data might raise privacy and data protection concerns, which could negatively impact the demand for our services. Privacy and data protection laws or misinterpretations of such laws could restrict or add regulatory and compliance processes to our ability to effectively use and profit from those services.

There are numerous federal, state and international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure and protection of personal data and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other laws and regulations. We are also subject to the terms of our privacy and information policies and contractual or other obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of personal data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found to be in violation of any applicable privacy or data protection laws or regulations, our business may be materially and adversely affected, and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could impose significant costs on us and could make it more difficult for us to use our current technology to and connect buyers and sellers. In addition, if a breach of data security were to occur, or other violation of privacy or data protection laws and regulations were to be alleged, our solutions may be perceived as less desirable and our business, prospects, financial condition and results of operations could be materially and adversely affected.

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, and are now in the process of finalizing the ePrivacy Regulation to replace the European ePrivacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC). The GDPR further implemented through binding guidance by the European Data Protection Board (and supplemented by national laws in individual EU member states), applies extra-territorially, imposes stringent data protection compliance requirements and provides for significant penalties for noncompliance. The GDPR created new compliance obligations applicable to our business and users, including obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. The GDPR has caused us to change, and we may in the future need to make further changes to, our business practices, and includes significant financial penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR). We are taking steps to comply with the GDPR, but this is an ongoing compliance process. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.

Further, the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

Additionally, California passed the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA provides new data privacy rights for consumers and new operational requirements for companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them and the right to request deletion of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and provide for increased penalties for CPRA violations concerning California residents under the age of 16. Given its nascency, we cannot yet predict the full impact of the CCPA on our business or operations, but it may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the CCPA and other legal and regulatory changes are making it easier for certain individuals to opt out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States with the increasingly active approach of the Federal Trade Commission (“FTC”) with respect to data privacy issues under Section 5 of the FTC Act’s unfair and deceptive acts framework, as well as contemplated data privacy statutes and regulations in many states as well as at the federal level. Current pending or future proposed legislation may result in changes to the current regulatory landscape, including enforcement measures and sanctions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our buyers, sellers or third-party partners to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our marketplace and platform. Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our buyers, sellers or third-party partners to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Additionally, certain actions of our users that are deemed to be a misuse of or unauthorized disclosure of another user’s personal data could negatively affect our reputation and brand and impose liability on us. While we have adopted policies regarding the misuse or unauthorized disclosure of personal data obtained through our services by our users and retain authority to put a hold on or permanently disable user accounts, users could nonetheless misuse or disclose another user’s personal data. The safeguards we have in place may not be sufficient to avoid liability on our part or avoid harm to our reputation and brand, especially if such misuse or unauthorized disclosure of personal data was high profile, which could adversely affect our ability to expand our user base, and our business and financial results.

Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In such circumstances, we may also be subject to liability under applicable law in a way which may not be fully mitigated by the user terms of service we require our users to agree to. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could adversely affect our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet and e-commerce that are frequently evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet and e-commerce, or other online services, and increase the cost of operating our platform or operating our marketplace online, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, broadband residential Internet access, and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use, and other taxes, libel, and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our website or mobile application or may even attempt to block access to our website or mobile application. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.

Growth of our business will depend on a strong reputation and brand and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of buyers and sellers and our ability to increase their level of engagement.

We believe that building a strong reputation, identity and brand are critical to our ability to attract and retain buyers and sellers and increase their engagement with our platform and transactions on our marketplace, and will only become more important as competition in our industry intensifies. Successfully obtaining, maintaining, protecting, and enhancing our reputation and brand and increasing network effects of engagement on our platform and transactions on our marketplace will depend on the success of our sales and marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, defend and enforce our intellectual property or other proprietary rights to use the “Xometry” mark, our logo, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our sales and marketing initiatives have been critical in promoting awareness of the products and services available to sellers on our platform and buyers organically expanding their accounts by adding more users and service, but future marketing efforts may not be successful or cost-effective. Our buyers’ preferences may change from time to time. In addition, to expand our buyer base, we must appeal to new buyers who may have historically used other manufacturing methods.

Our reputation, brand, and ability to build trust with existing and new buyers and sellers may be adversely affected by complaints and negative publicity about us, our buyers or our sellers, even if factually incorrect or based on isolated incidents.

Negative perception of our platform, marketplace or company may harm our reputation, brand, and network effects, including as a result of:

•
complaints or negative publicity about us, our platform, our marketplace, our buyers, our sellers, or our policies and guidelines, including our pricing model;
•
price quote, production, lead time or shipping delays;
•
real or perceived manufacturing or quality control inadequacies;
•
fraud;
•
illegal, negligent, reckless, or otherwise inappropriate behavior by buyers, sellers or third parties;
•
a pandemic or an outbreak of disease linked to us;
•
a failure to provide sellers with a sufficient level of orders or repeat business;
•
a failure to offer buyers or sellers competitive pricing and lead times;
•
a failure to provide a range of manufacturing processes sought by buyers;
•
a failure to provide manufacturing processes that limit environmental harm;
•
actual or perceived disruptions to or defects in our platform or similar incidents, such as privacy or data security breaches or other security incidents, site outages, payment disruptions, or other incidents that impact the reliability of our services, as discussed elsewhere in this “Risk Factors” section;
•
litigation over, or investigations by regulators into, our company or the industry in which we operate;
•
buyers’ or sellers’ lack of awareness of, or compliance with, our policies;
•
changes to our policies that users or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;
•
a failure to comply with legal, tax, and regulatory requirements, as discussed elsewhere in this “Risk Factors” section;
•
a failure to enforce our policies in a manner that users perceive as effective, fair, and transparent;
•
a failure to operate our business in a way that is consistent with our values and mission;
•
inadequate or unsatisfactory support experiences;
•
illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•
negative responses by buyers or sellers to new services or manufacturing processes available on our marketplace;
•
a failure to register or to prevent infringement, misappropriation or other violation of our trademarks;
•
perception of our treatment of buyers and sellers and our response to buyer or seller sentiment related to political or social causes or actions of management; or
•
any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

Our company culture and values have contributed to our success and if we cannot maintain and evolve our culture as we grow, our business could be adversely affected.

We believe that our company culture has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•
failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•
failure to further our diversity efforts with respect to our leadership team and our offerings;
•
the increasing size and geographic diversity of our workforce;
•
competitive pressures to move in directions that may divert us from our mission, vision, and values;

•
the continued challenges of a rapidly evolving industry; and
•
the integration of new personnel and businesses from acquisitions.

If we are not able to maintain and evolve our culture, our business, financial condition, and results of operations could be adversely affected.

Any failure to offer high-quality support may harm our relationships with buyers and sellers and could adversely affect our business, financial condition, and results of operations.

Our ability to attract and retain buyers and sellers is dependent in part on our ability to provide high-quality support. Buyers and sellers depend on our support organization to resolve any issues relating to our platform or transactions on our marketplace. In particular, our operational support team is critical to delivering manufactured parts to buyers timely and in accordance with their orders. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party software to enable and optimize our support functions. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of international users on our platform and transacting on our marketplace, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform, marketplace and business, our financial condition, and results of operations.

Our business is subject to a variety of laws and regulations, both in the United States and internationally, many of which are evolving.

We are subject to a wide variety of laws and regulations. Laws, regulations and standards governing issues such as worker classification, employment, payments, worker confidentiality obligations, intellectual property, consumer protection, taxation, import and export controls, privacy and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Other laws and regulations may be adopted in response to internet and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us and other online marketplaces. As our marketplace’s geographical scope expands, regulatory agencies or courts may claim that we, or our buyers or sellers, are subject to additional requirements or that we are prohibited from conducting our business in or with certain jurisdictions. It is also possible that certain provisions in agreements with our service providers or between buyers and sellers may be found to be unenforceable or not compliant with applicable law.

Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and, in particular, companies engaged in dealings with independent contractors or payments. Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another. In particular, we have received letters from certain jurisdictions indicating that we are required to pay taxes based on having certain minimum contacts in such jurisdictions. We may become subject to taxation in additional jurisdictions in the future.

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

We do business worldwide, which requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investments.

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act, or FCPA, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, the State Department’s Directorate of Defense Trade Controls, or DDTC, and the Bureau of Industry and Security, or BIS, of the Department of Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the provisions of anti-bribery and anti-corruption laws in some jurisdictions extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. Some of the international locations in which we may operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S. could increase the risk of FCPA, OFAC or other similar violations in the future.

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include the International Traffic in Arms Regulations, or ITAR, administered by the DDTC, the Export Administration Regulations, or EAR, administered by the BIS and trade sanctions against embargoed countries and destinations administered by OFAC. The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our parts, and repeat failures could carry more significant penalties.

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection.

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in material compliance with applicable environmental laws and regulations; however, there is no guarantee that we comply with all applicable environmental laws and regulations, and as a result, we may incur costs associated with noncompliance, investigation, remediation, and operation and maintenance costs associated with environmental compliance. The cost of such compliance may increase over time, particularly as we expand our business into new jurisdictions.

Our intellectual property and proprietary rights are valuable, and any inability to obtain, maintain, protect or enforce them could substantially harm our business, products, services and brand.

Our trade secrets, trademarks, copyrights, patents, and other intellectual property and proprietary rights are critical to our success. We rely on, and expect to continue to rely on, a combination of confidentiality, invention assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret, and patent rights, to protect our brand, proprietary technology and other intellectual property rights. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our current or future trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success.

We strive to protect our intellectual property and proprietary rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to obtain, maintain, protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States.

Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of monitoring, defending and enforcing those rights. We routinely apply for patents in the U.S. and internationally to protect innovative ideas embodied in our technology, but we may not always be successful in obtaining patent grants from these applications. Moreover, there is no assurance that any resulting patent rights will adequately protect our intellectual property or provide us with any competitive advantages. We also pursue registration of trademarks, and domain names in the United States and in certain jurisdictions outside of the United States and may pursue registrations of copyrights in the future, but doing so may not always be successful or cost-effective. We may be unable to prevent third parties from acquiring trademarks and domain names that are similar to, infringe upon, dilute or diminish the value of our trademarks and other proprietary rights. Additionally, our trademarks may be challenged, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in our trademarks, which we need in order to build name recognition with customers. If third parties succeed in registering or developing common law rights in our trademarks and we are not successful in challenging such third-party rights, or if our trademark rights are otherwise damaged, we may not be able to use our trademarks to commercialize our products and services in certain relevant jurisdictions.

Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications or otherwise impede our efforts to protect our intellectual property in certain jurisdictions. We may encounter similar challenges in other international jurisdictions as we expand our business. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Our intellectual property rights may be infringed, misappropriated, violated or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not be able to detect infringement misappropriation or unauthorized use of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. If we fail to maintain, protect and enhance our intellectual property rights, our business may be harmed, and the market price of our Class A common stock could decline.

Similarly, our reliance on unpatented proprietary information and technology, such as trade secrets and confidential information, depends in part on agreements we have in place with employees and third parties that place restrictions on the use and disclosure of this intellectual property. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. Further, our competitors could independently develop technology similar to our unpatented proprietary information and technology, which could cause us to lose any competitive advantage resulting from this intellectual property. Agreements restricting the use and disclosure of unpatented proprietary information may be insufficient or may be breached, or we may not enter into sufficient agreements with such individuals in the first instance, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering a platform, products or services that are substantially similar to ours and that compete with our business.

Our competitors may also independently develop similar technology that does not infringe on or misappropriate our intellectual property rights. The laws of some foreign countries do not protect, or may not be as protective, of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions or technology are hosted or available. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our intellectual property rights may be contested, circumvented or found unenforceable or invalid, in whole or in part, and we may not be able to prevent third parties from infringing, misappropriating, diluting or otherwise violating them. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our products and services.

Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

In order to protect and monitor for infringement, misappropriation or other violation of our intellectual property and proprietary rights, we may be required to spend significant resources. Litigation may be necessary to enforce and protect our trade secrets and other intellectual property and proprietary rights, which could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity and enforceability of such rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings or impair their functionality, delay introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

We could incur substantial costs and other harms as a result of any claim of infringement, misappropriation or other violation of another party’s intellectual property or proprietary rights.

Whether merited or not, we may face claims of intellectual property infringement allegations and claims from individuals or companies, including such parties who have acquired or developed patents in the fields of injection molding, CNC machining, 3D printing, sheet metal fabrication, or other manufacturing processes for products manufactured by sellers transacting on our marketplace, or technologies for automatically calculating pricing information for products manufactured according to such techniques. We may also be subject to claims from individuals or companies asserting that we are liable for alleged violations of intellectual property rights associated with parts created for buyers. Any claims that such products, processes or parts infringe, misappropriate or otherwise violate the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and as a result, could have a material and adverse effect on our business.

Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement, misappropriation or other violation and attempting to extract settlements from companies like ours. We may also face allegations that our employees have infringed, misappropriated or otherwise violated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing, misappropriating or otherwise violating patents or other intellectual property or proprietary rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe, misappropriate or otherwise violate third-party intellectual property or other proprietary rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed, misappropriated or otherwise violated technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore harm our business.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•
cease selling or using offerings that incorporate or are otherwise covered by the intellectual property rights that we allegedly infringe, misappropriate or otherwise violate;
•
make substantial payments for legal fees, settlement payments or other costs or damages, including potentially treble damages and attorneys’ fees if we are found liable for willful infringement;
•
obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all, may be non-exclusive and thereby allow our competitors and other parties access to the same technology, and may require the payment of substantial licensing, royalty or other fees; or
•
redesign the allegedly infringing, misappropriating or otherwise violating offerings to avoid infringement, misappropriation or other violation, which could be costly, time-consuming or impossible.

Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

We may not be able to successfully execute future acquisitions or efficiently manage any acquired business.

We have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our marketplace, enhance the technical capabilities, products and services available on our platform, or otherwise offer growth opportunities. The success of any acquisition will depend upon several factors, including our ability to: identify and cost-effectively structure and acquire businesses; integrate acquired user data, operations, products and technologies into our organization effectively; and retain and motivate key personnel.

The process of integrating an acquired company, business or technology may create unforeseen operating challenges, risks and expenditures, including that the acquisitions do not advance our corporate strategy, that we get an unsatisfactory return on our investment, that the acquisitions distract management, or that we may have difficulty: (i) integrating an acquired company’s accounting, financial reporting, management information and information security, human resource and other administrative systems to permit effective management; (ii) integrating the controls, procedures and policies at companies we acquire into our internal control over financial reporting; and (iii) transitioning the acquired company’s operations, suppliers and customers to us. It may take longer than expected to realize the full benefits from these acquisitions, such as increased revenue, enhanced efficiencies or increased market share, or the benefit may ultimately be smaller than we expected. Moreover, if any of our acquisitions or investments increase our international operations, it would expose us to additional risks relating to operating outside the United States, including increased operational and regulatory risks. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally. If an acquired business, product or technology fails to meet our expectations or results in unanticipated costs and expenses, our business, financial condition and results of operations may suffer.

In addition, we cannot be certain that any acquisition, if completed, will be successfully integrated into our existing operations. If we are unable to effectively integrate an acquired business, our business, financial condition, and results of operations may be materially and adversely affected. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

Acquisitions could also result in dilutive issuances of equity or equity-linked securities, the use of our available cash, or involve us taking on debt or give rise to new liabilities, whether to fund the upfront purchase price of the transaction or deferred or contingent payments we agree to as part of the transaction.

Natural or man-made disasters affecting the manufacturing facilities of our sellers or of our facilities could materially and adversely affect our business, financial condition, and results of operations.

Sellers manufacture orders in a number of geographic locations; however, these facilities and the manufacturing equipment used would be costly to replace and could require substantial lead time to repair or replace. Such facilities and manufacturing equipment may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

In the event any of our sellers’ facilities or manufacturing equipment are affected by a disaster, sellers may:

•
be unable to meet the shipping deadlines of our buyers;
•
experience disruptions in our ability to process orders, manufacture and ship orders;
•
be forced to rely on third-party manufacturers or otherwise fail to fulfill orders of our buyers; or
•
be unable to source materials required for orders.

In the event of any of our facilities are affected by a disaster, we may:

•
experience disruptions in our ability to process orders, provide sales and marketing support and customer service, and otherwise operate our business, any of which could negatively impact our business; or
•
need to expend significant capital and other resources to address any damage caused by the disaster.

Any disruption as a result of natural or man-made disaster strikes of the manufacturing facilities of our sellers or of our facilities, we may lose buyers, damage our brand and reputation, and we may be unable to regain those buyers or fail to attract new buyers.

Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all, nor will it address the impact that a disruption of sellers’ facilities or manufacturing equipment may cause.

We depend upon talented employees to grow, operate and improve our business, and if we are unable to retain and motivate our personnel and attract new talent, we may not be able to grow effectively.

 We believe our success has depended, and our future success depends, in part on the efforts and talents of our senior management, including Randolph Altschuler, our Co-Founder and Chief Executive Officer. There can be no assurance that the services of any employee will continue to be available to us in the future. Further, while we carry a key man life insurance policy covering Mr. Altschuler, we do not carry any key man life insurance policies on any of our other executive officers.

To maintain and grow our business, we will need to continue to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel in our business sector is intense, particularly in the Washington D.C. metropolitan area where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled foreign personnel that we have hired or are actively recruiting. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to applicable immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we cannot add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects may be harmed.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. It is possible that our management team may not successfully or efficiently manage our transition to a public company subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, prospects, financial condition and results of operations.

Changes in, or in the interpretation of, tax rules and regulations may impact our effective tax rate and future profitability.

We are a multinational company based in the United States and subject to tax in multiple tax jurisdictions, both domestic and abroad. Our future effective tax rates could be adversely affected by changes in statutory tax rates or in the interpretation of tax rules and regulations in jurisdictions in which we do business, including those set forth in the Tax Cuts and Jobs Act enacted in 2017, or the Tax Act, changes in the amount of revenue or earnings in countries with varying statutory tax rates, obligations to pay sales, use, value-added, goods and services and similar taxes in jurisdictions in which we do not currently pay such taxes, or changes in the valuation of our deferred tax assets and liabilities.

In addition, we may be subject to audits and examinations of previously filed tax returns by the Internal Revenue Service, or IRS, and other domestic and foreign tax authorities. We regularly assess the potential impact of such examinations to determine the adequacy of our provision for income and other taxes. We believe such estimate to be reasonable, but there is no guarantee that will be the case.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $90.1 million available to reduce future income subject to income taxes before limitations of which $90.1 million is utilizable. U.S. federal NOL carryforwards generated prior to 2018 in the approximate amount of $26.6 million will begin to expire, if not utilized, in 2033. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2020. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

 There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our products and services, and we expect to continue to incorporate open source software in our offerings in the future. Some open source software licenses contain certain requirements, including requirements that we make available source code for modifications or derivative works we create based upon, incorporating, linking to or using the open source software (which could include valuable proprietary code), and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with open source software in certain manners, for reduced or no cost. Although we monitor our use of open source software, we do not have a formal open source policy and we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions to our clients. In addition, the terms of open source software licenses may require us to provide software that we develop, using such open source software, to others, including our competitors, on unfavorable license terms.

As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or at all, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our offerings that contain the open source software and required to comply with onerous conditions or restrictions on these offerings, which could disrupt the distribution and sale of these offerings. In addition, the licensors of such open source software may provide no warranties or indemnities with respect to such claims. In any of these events, we and our buyers could be required to seek licenses from third parties in order to continue offering or utilizing our platform, products and solutions, which may not be available on reasonable terms or at all. We and our buyers may also be subject to suits by parties claiming infringement, misappropriation or other violation of third-party intellectual property or proprietary rights due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend and subject us to injunctions, payments for damages and other liabilities and obligations. Some open source projects provided on an “as-is” basis have known or unknown vulnerabilities and architectural instabilities which, if not properly addressed, could negatively affect the performance of any offering incorporating the relevant software. Any of the foregoing could result in lost revenue, require us to devote additional research and development resources to re-engineer our solutions, cause us to incur additional costs and expenses, and result in customer dissatisfaction and damage to our reputation, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

We rely on Amazon Web Services to operate our platform, and any disruption of service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business.

The operation of our platform depends on certain third-party service providers. In particular, we currently host our platform, serve our users and support our operations using Amazon Web Services, or AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events, including any disruptions in light of increased usage during the COVID-19 pandemic. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, resulting in missing financial targets for a particular period. A decision to close the facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of or relationship with AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to users, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

Our failure to meet our buyers’ price expectations would adversely affect our business and results of operations.

Demand for manufactured products is sensitive to price. We believe our algorithmic pricing tool has been an important factor in our results to date. Therefore, changes in our pricing strategies could have a significant impact on our business and ability to generate revenue. If we fail to meet our buyer’s price expectations with respect to any given order, demand for our platform could be negatively impacted and our business and results of operations could suffer.

Our business depends in part on our ability to process a large volume of new part designs from a diverse group of buyers and successfully identify significant opportunities for our business based on those submissions.

We believe the volume and variety of designs and manufacturing processes we process, and the size and diversity of our buyers give us valuable insight into the needs of our prospective buyers and the ability of our community of sellers to meet those needs. We utilize this industry knowledge to better match buyers and sellers and to improve pricing. If the number and diversity of designs and manufacturing processes we process, or the size and diversity of our buyer or seller bases decrease, our ability to expand our business and improve pricing could be negatively impacted. In addition, even if we do continue to process a large number and variety of designs and manufacturing processes and work with significant and diverse buyer and seller bases, there are no guarantees that we will successfully identify significant business opportunities, improve the products and services available on our platform or increase the number of transactions on our platform as a result.

If our present single or limited source sellers become unavailable or inadequate, our buyer relationships, results of operations and financial condition may be adversely affected.

While most manufacturing equipment and materials for our buyers’ orders are available from multiple sellers, certain of those items are only available from single or limited sources. Should any of our present single or limited source sellers for manufacturing equipment or materials become unavailable or inadequate, or impose terms unacceptable to us such as increased pricing terms, we may fail to procure alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a single or limited source seller could adversely affect our relationship with our buyers and our results of operations and financial condition.

Our reported results of operations may be adversely affected by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. As discussed in Note 2 to the condensed consolidated financial statements, we changed our method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as amended. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

The impact of economic conditions, including the resulting effect on consumer spending, may adversely affect our business, financial condition, and results of operations.

Our performance is in part subject to economic conditions and their impact on levels of consumer spending, as consumer spending impacts buyers and sellers transacting on our marketplace. Some of the factors having an impact on consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases of generally decline during recessionary periods and other periods in which disposable income is adversely affected, contributing to small business closures. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the recent COVID-19 pandemic. Further, small businesses that do not have substantial resources, like some of the buyers and sellers transacting on our marketplace, tend to be more adversely affected by poor economic conditions than large businesses. If buyers or sellers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our business, financial condition, and results of operation may be materially and adversely affected.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars. A portion of the cost of revenue, product development, sales and marketing and general and administrative expenses of our operations in jurisdictions outside the United States are incurred in foreign currency. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the foreign currency appreciates against the U.S. dollar or if the value of the foreign currency declines against the U.S. dollar at a time when the rate of inflation in the cost of goods and services in such jurisdictions exceeds the rate of decline in the relative value of the applicable foreign currency, then the U.S. dollar cost of our operations in non-U.S. jurisdictions would increase and our results of operations could be materially and adversely affected. We do not currently enter into hedging transactions and our business, financial condition and results of operations could be materially and adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our operating results or financial condition;

•
variance in our financial performance from expectations of securities analysts;
•
changes to our pricing model;
•
changes in our projected operating and financial results;
•
changes in laws or regulations applicable to our business;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
our involvement in any litigation;
•
future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•
actual or perceived data breaches, disruptions or other incidents involving our platform, marketplace or products or services;
•
developments or disputes concerning our intellectual property or proprietary rights or our solutions, or third-party intellectual or proprietary rights;
•
changes in senior management or key personnel;
•
the trading volume of our Class A common stock;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Class A common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this filing and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

 If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings and sales. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, we may require increasing amounts of working capital or other sources of liquidity to support our financial service offerings, including Xometry Pay and FastPay, as they become more widely used by sellers. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock.

Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

As of June 30, 2021, we had $37.4 million in cash and cash equivalents. While we believe the net proceeds from our initial public offering, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for at least twelve months, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that our revenue will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

The dual-class structure of our common stock will have the effect of concentrating voting control with our co-founders, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

Our Class B common stock has twenty votes per share, whereas our Class A common stock has one vote per share. Our co-founders collectively own shares representing approximately 56.2% of the voting power of our outstanding capital stock, based on the number of shares outstanding as of the closing of our initial public offering.

As a result, the holders of our Class B common stock will have the ability to control the outcome of most matters requiring stockholder approval for the foreseeable future, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than a majority of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Our Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon: (1) the sale or transfer of such shares of Class B common stock (except for certain transfers described in our amended and restated certificate of incorporation, including transfers for tax and estate planning purposes, so long as the transferring holder continues to hold sole voting and dispositive power with respect to the shares transferred); (2) the death or incapacity of the Class B common stockholder; (3) such holder’s departure from our board of directors; and (4) on the final conversion date, defined as the earlier of (a) the seventh anniversary of our initial public offering; or (b) the date specified by vote of the holders of a majority of the outstanding shares of Class B common stock.

In addition, while we do not expect to issue any additional shares of Class B common stock following the listing of our Class A common stock on The Nasdaq Global Select Market, any future issuances of Class B common stock would be dilutive to holders of Class A common stock. Such issuances would also reduce the voting power of our Class A common stock as compared to Class B common stock and could further concentrate the voting power of holders of our Class B common stock relative to holders of our Class A common stock.

We cannot predict the impact our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure, combined with the concentrated control of our co-founders, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual-class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this filing, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

 We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit and compensation committees.

In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•
specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
prohibit cumulative voting in the election of directors;
•
provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of our voting common stock;
•
provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•
require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for actions or proceedings brought under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising under the Delaware General Corporation Law; (4) any action regarding our amended and restated certificate of incorporation or our amended and restated bylaws; (5) any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or (6) any action asserting a claim against us that is governed by the internal affairs doctrine. This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America is the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

General Risk Factors

If we fail to retain and motivate members of our management team or other key personnel, our business and future growth prospects would be harmed.

Our success and future growth depend largely upon the continued services of our executive officers as well as other key personnel. These executives and key personnel have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with buyers and sellers. From time to time, there may be changes in our executive management team or other key personnel resulting from the hiring or departure of these personnel. The loss of one or more of executive officers, or the failure by the executive team to effectively work with employees and lead the company, could harm our business.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. We are not currently party to any material litigation.

Even when not merited, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service, or the IRS, with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Class A common stock in our initial public offering. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes- Oxley Act, and the rules and regulations of the applicable listing standards of The Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

 In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience deficiencies in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From April 1, 2021 through June 30, 2021 we granted under our 2016 Equity Incentive Plan options to purchase an aggregate of 1,308,381 shares of our common stock to a total of 380 employees, consultants and directors, having an exercise price of $12.32 per share. From April 1, 2021 to June 30, 2021, 426,303 of options granted under the 2014 and 2016 Equity Incentive Plans have been exercised at a weighted-average exercise price of approximately $2.07 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On July 2, 2021, we closed our IPO, in which we sold 7,906,250 shares of our common stock at a price of $44.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256769), which was declared effective by the SEC on June 30, 2021. We raised approximately $325.3 million in net proceeds after deducting underwriting discounts and commissions. We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. We used a portion of the net proceeds to repay our outstanding indebtedness under our Amended Loan and Security Agreement, which would have matured on May 1, 2022 and under which $15.0 million was outstanding at an annual interest rate of 8.7% as of the time it was repaid.  The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Not applicable.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XOMETRY, INC.

Date: August 13, 2021	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: August 13, 2021	By:	/s/ James Rallo
James Rallo
Chief Financial Officer