Form 10-Q
period 2021-09-30
Xometry, Inc.
filed 2021-11-10
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 2, 2021, the registrant had 41,744,740 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

•	the ongoing effects of the COVID-19 pandemic and the associated global economic uncertainty or other public health crises;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to attract new buyers and sellers and successfully engage new and existing buyers and sellers;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to obtain, maintain, protect and enforce our intellectual property or other proprietary rights and any costs associated therewith;

•	our ability to compete effectively with existing competitors and new market entrants; and

•	the growth rates of the markets in which we compete.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$57,778	$59,874
Marketable securities	266,739	—
Accounts receivable, less allowance for doubtful accounts of $0.7 million as of September 30, 2021 and $0.6 million as of December 31, 2020, respectively	25,157	14,574
Inventory	1,427	2,294
Prepaid expenses	4,988	913
Total current assets	356,089	77,655
Property and equipment, net	8,615	6,113
Operating lease right-of-use assets	3,101	1,922
Other assets	204	788
Intangible assets, net	1,455	1,652
Goodwill	833	833
Total assets	$370,297	$88,963
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,198	$5,640
Accrued expenses	17,487	13,606
Contract liabilities	3,379	2,355
Operating lease liabilities, current portion	1,108	1,013
Finance lease liabilities, current portion	5	14
Short-term debt	—	15,753
Total current liabilities	27,177	38,381
Operating lease liabilities, net of current portion	2,197	1,118
Total liabilities	29,374	39,499
Commitments and contingencies (Note 12)
Convertible preferred stock
Convertible preferred stock, $0.000001 par value, Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D and Series E. Authorized; zero shares and 27,970,966 shares, zero shares and 27,758,941 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	160,713
Stockholders’ equity (deficit)
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares and zero shares; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.000001 par value. Authorized; zero shares and 42,000,000 shares; zero shares and 7,755,782 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares and zero shares 41,714,711 shares and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares and zero shares, 2,676,154 shares and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	490,175	503
Accumulated other comprehensive income	186	210
Accumulated deficit	(149,438)	(111,962)
Total stockholders’ equity (deficit)	340,923	(111,249)
Total liabilities, convertible preferred stock and stockholders’ equity	$370,297	$88,963

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$56,727	$41,953	$151,238	$103,425
Cost of revenue	42,233	31,778	115,033	79,619
Gross profit	14,494	10,175	36,205	23,806
Sales and marketing	9,828	5,986	26,250	15,842
Operations and support	5,775	3,671	15,594	10,138
Product development	4,376	3,003	12,131	8,879
General and administrative	8,778	3,282	18,343	8,792
Total operating expenses	28,757	15,942	72,318	43,651
Loss from operations	(14,263)	(5,767)	(36,113)	(19,845)
Other (expenses) income
Interest expense	(79)	(309)	(799)	(939)
Interest and dividend income	417	2	457	215
Other expenses	(786)	(109)	(1,021)	(340)
Total other expenses	(448)	(416)	(1,363)	(1,064)
Net loss	(14,711)	(6,183)	(37,476)	(20,909)
Deemed dividend to preferred stockholders	—	(8,801)	—	(8,801)
Net loss attributable to common stockholders	$(14,711)	$(14,984)	$(37,476)	$(29,710)
Net loss per share, basic and diluted	$(0.33)	$(1.99)	$(1.87)	$(3.98)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	43,962,863	7,546,458	20,092,600	7,458,671

Comprehensive loss:
Foreign currency translation	$(41)	$(65)	$(24)	$(92)
Total other comprehensive loss	(41)	(65)	(24)	(92)
Net loss	(14,711)	(6,183)	(37,476)	(20,909)
Total comprehensive loss	$(14,752)	$(6,248)	$(37,500)	$(21,001)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Nine Months Ended September 30, 2021 and 2020

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock				Class A - Common Stock		Class B - Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance, December 31, 2020	27,758,941	$160,713	7,755,782		$—	—	$—		$—	$503	$210	$(111,962)	$(111,249)
Conversion of convertible preferred stock in connection with the initial public offering	(27,758,941)	(160,713)	—		—	27,351,633	—	407,308	—	160,713	—	—	160,713
Exercise of common stock options	—	—	910,015		—	39,744	—	—	—	1,787	—	—	1,787
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)		—	6,396,951	—	2,268,846	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriters' discount	—	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263
Donated common stock	—	—	—		—	20,133	—	—	—	1,157	—	—	1,157
Costs of initial public offering	—	—	—		—	—	—	—	—	(3,995)	—	—	(3,995)
Stock based compensation	—	—	—		—	—	—	—	—	4,747	—	—	4,747
Comprehensive loss
Foreign currency translation	—	—	—		—	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—		—	—	—	—	—	—	—	(37,476)	(37,476)
Total comprehensive loss													(37,500)
Balance, September 30, 2021	—	$—	—		$—	41,714,711	$—	2,676,154	$—	$490,175	$186	$(149,438)	$340,923

Balance, December 31, 2019	25,483,182	$121,156	7,289,571		$—	—	$—	—	$—	$4,512	$—	$(77,609)	$(73,097)
Repurchase of convertible preferred stock	(2,246,886)	(12,852)	—		—	—	—	—	—	(5,429)	—	(3,372)	(8,801)
Issuance of convertible preferred stock	4,522,645	52,409	—		—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	276,759		—	—	—	—	—	405	—	—	405
Stock based compensation	—	—	—		—	—	—	—	—	679	—	—	679
Comprehensive loss
Foreign currency translation	—	—	—		—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—		—	—	—	—	—	—	—	(20,909)	(20,909)
Total comprehensive loss													(21,001)
Balance, September 30, 2020	27,758,941	$160,713	7,566,330		$—	—	$—	—	$—	$167	$(92)	$(101,890)	$(101,815)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended September 30, 2021 and 2020

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance, June 30, 2021	27,758,941	$160,713	8,665,797	$—	—	$—	—	$—	$4,315	$227	$(134,727)	$(130,185)
Conversion of convertible preferred stock in connection with the initial public offering	(27,758,941)	(160,713)	—	—	27,351,633	—	407,308	—	160,713	—	—	160,713
Exercise of common stock options	—	—	—	—	39,744	—	—	—	456	—	—	456
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)	—	6,396,951	—	2,268,846	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriters' discount	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263
Donated common stock	—	—	—	—	20,133	—	—	—	1,157	—	—	1,157
Costs of initial public offering	—	—	—	—	—	—	—	—	(3,995)	—	—	(3,995)
Stock based compensation	—	—	—	—	—	—	—	—	2,266	—	—	2,266
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,711)	(14,711)
Total comprehensive loss												(14,752)
Balance, September 30, 2021	—	$—	—	$—	41,714,711	$—	2,676,154	$—	$490,175	$186	$(149,438)	$340,923

Balance, June 30, 2020	25,483,182	$121,156	7,491,198	$—	—	$—	—	$—	$5,061	$(27)	$(92,335)	$(87,301)
Repurchase of convertible preferred stock	(2,246,886)	(12,852)	—	—	—	—	—	—	(5,429)	—	(3,372)	(8,801)
Issuance of convertible preferred stock	4,522,645	52,409	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	75,132	—	—	—	—	—	242	—	—	242
Stock based compensation	—	—	—	—	—	—	—	—	293	—	—	293
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,183)	(6,183)
Total comprehensive loss												(6,248)
Balance, September 30, 2020	27,758,941	$160,713	7,566,330	$—	—	$—	—	$—	$167	$(92)	$(101,890)	$(101,815)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,476)	$(20,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,304	2,256
Reduction in carrying amount of right-of-use asset	912	770
Stock based compensation	4,747	679
Non-cash interest expense	111	238
Loss on debt extinguishment	272	-
Donation of common stock	1,157	-
Unrealized loss on marketable securities	239	-
Changes in other assets and liabilities:
Accounts receivable, net	(10,645)	(4,381)
Inventory	842	(618)
Prepaid expenses	(4,080)	88
Other assets	580	(544)
Accounts payable	(400)	(3,142)
Accrued expenses	3,931	8,100
Contract liabilities	1,053	1,038
Lease liabilities	(917)	(720)
Net cash used in operating activities	(37,370)	(17,145)
Cash flows from investing activities:
Purchase of marketable securities	(266,978)	-
Purchase of short-term investments	-	(17,711)
Proceeds from short-term investments	-	28,571
Purchases of property and equipment	(4,625)	(2,888)
Net cash (used in) provided by investing activities	(271,603)	7,972
Cash flows from financing activities:
Proceeds from issuance of Series A-2, Series B, Series C, Series D and Series E convertible preferred stock, net of issuance costs	-	52,409
Repurchase of Series A-2, Series B, Series C and Series D convertible preferred stock	-	(12,852)
Deemed dividend to preferred stockholders	-	(8,801)
Proceeds from initial public offering, net of underwriters' discount	325,263	-
Payments in connection with initial public offering	(3,995)	-
Proceeds from stock options exercised	1,787	405
Proceeds from term loan	-	4,000
Repayment of term loan	(16,136)	-
Proceeds from other borrowings	-	4,783
Repayment of other borrowings	-	(4,783)
Payments on finance lease obligations	(9)	(9)
Net cash provided by financing activities	306,910	35,152
Effect of foreign currency translation on cash and cash equivalents	(33)	(9)
Net (decrease) increase in cash and cash equivalents	(2,096)	25,970
Cash and cash equivalents at beginning of period	59,874	40,122
Cash and cash equivalents at end of period	$57,778	$66,092
Supplemental cash flow information:
Cash paid for interest	$907	$970
Non-cash investing activity:
Non-cash purchase of property and equipment	$(19)	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry Inc. (“Xometry”, the “Company”, "we", or "our") was incorporated in the State of Delaware in May 2013. Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for customers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of on-demand, unique parts, including custom components and aftermarket parts for its customers. Xometry operates from its domestic facilities in Maryland, Kentucky, and Tennessee, with its corporate headquarters in Derwood, Maryland. One facility is operated in Munich, Germany.

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

Initial Public Offering

On July 2, 2021, the Company closed its planned initial public offering ("IPO"), in which it issued and sold 7,906,250 shares of its Class A common stock. The initial offering price was $44.00 per share. The Company received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million. The Company also incurred approximately $4.0 million of other offering costs in connection with its IPO.

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

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval of our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year. During the third quarter of 2021, the Company donated 20,133 shares of Class A common stock to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $1.2 million which is recorded in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) Europe.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The functional currency for the Company’s consolidated subsidiary operating in Germany is the Euro (“EUR”). For the Company’s consolidated subsidiary whose functional currency is not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) (“AOCI”), as a separate component of equity.

(b)
Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)
Fair Value Measurements and Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company's marketable securities are recorded at fair value.

(d)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. In August 2021, we invested approximately $266.6 million of proceeds from our IPO in marketable securities. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company's marketable securities of $266.7 million were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. During the third quarter of 2021, the Company recorded an unrealized loss of $0.2 million related to these securities.

(e)
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

(f)
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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $3.9 million for the nine months ended September 30, 2021 and $3.6 million for the year ended December 31, 2020. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(g)
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

Revenue is shown net of estimated returns, refunds, and allowances. As of September 30, 2021 and December 31, 2020, the Company has a $0.1 million provision for estimated returns, refunds or allowances.

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

The following table is a summary of the contract liabilities as of December 31, 2020 and September 30, 2021 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2020	$2,355
Revenue recognized	(59,033)
Payments received in advance	60,057
Contract liabilities at September 30, 2021	$3,379

During the period ended September 30, 2021, the Company recognized $2.4 million of revenue related to its contract liabilities at December 31, 2020.

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

(h)
Cost of Revenue

Cost of revenue primarily consists of the cost of the products that are manufactured by the Company’s sellers for delivery to buyers on Xometry’s platform, internal production costs, shipping costs and certain internal depreciation.

(i)
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

(j)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and nine months ended September 30, 2021 and 2020, the Company’s advertising costs were $5.5 million and $3.3 million, respectively and $14.4 million and $8.4 million, respectively.

(k)
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

(l)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(m)
General and Administrative

General and administrative expenses primarily consist of professional service fees, public company costs, charitable contributions and certain depreciation and amortization expense. It also includes compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel.

(n)
Stock Based Compensation

All stock based compensation, including stock options and restricted stock units are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options and restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant. Forfeitures are recorded in the period in which they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

•
expected annual dividend yield;
•
expected volatility over the expected term;
•
expected term;
•
risk free interest rate;
•
per share value of the underlying common stock; and
•
exercise price.

For all stock options granted, the Company calculated the expected term using the simplified method for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury issues similar in duration to the expected term of the stock-based award. As there was no public market for the Company's common stock prior to the IPO, the Company estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

(k)
Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive. Vested RSUs that have not been settled have been included in the appropriate common share class used to calculate basic net loss per share.

Subsequent to the Company's IPO on July 2, 2021, the Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Certain unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses.

(p)
Reclassifications

The Company has reclassified certain amounts on its financial statements related to its prior periods to conform to its current period presentation. These reclassifications have not changed the results of operations of prior periods.

(q)
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

For the three and nine months ended September 30, 2021, no one customer accounted for more than 10% of the Company's revenue. For the three and nine months ended September 30, 2020, one customer accounted for more than 10% of the Company's revenue. As of September 30, 2021 and December 31, 2020, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work in progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020

Raw materials	$136	$634
Work-in-progress	891	1,247
Tools inventory	330	312
Finished goods	70	101
Total	$1,427	$2,294

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

		September 30,	December 31,
	Useful Life	2021	2020

Technology hardware	3 years	$1,899	$1,452
Manufacturing equipment	5 years	2,750	2,603
Capitalized software development	3 years	11,972	8,123
Patent	17 years	165	157
Leasehold improvements	Shorter of useful life or lease term	717	717
Furniture and fixtures	7 years	826	675
Total		18,329	13,727
Less accumulated depreciation		(9,714)	(7,614)
Property and Equipment, net		$8,615	$6,113

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$21	$60	$70	$178
Sales and marketing	-	6	11	17
Operations and support	31	46	118	144
Product development	632	474	1,793	1,043
General and administrative	64	86	108	198
Total	$748	$672	$2,100	$1,580

(6) Leases

Operating lease expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$18	$45	$72	$135
Operations and support	27	-	45	1
General and administrative	278	268	859	801
Total operating lease expense	$323	$313	$976	$937

During the second quarter of 2021, the Company extended by three years an existing operating lease and entered into a new three year facility operating lease. In connection with these leases, the Company recorded non-cash ROU assets and liabilities of $0.9 million.

During the third quarter of 2021, the Company extended two existing leases, entered into two new leases and terminated one lease. The new or extended leases has terms ranging between 3-months and 3 years. In connection with these leases, the Company recorded non-cash ROU assets and liabilities of $1.3 million. For the one lease that was terminated, the Company derecognized a ROU asset and liability of $0.1 million.

(7) Common Stock

Prior to the Company's IPO on July 2, 2021, holders of common stock were entitled to one vote per share, and receive dividends and, upon liquidation or dissolution, were entitled to receive all assets available for distribution to stockholders. The holders had no preemptive or other subscription rights and there were no redemption or sinking fund provisions with respect to such shares. Common stock was subordinate to the preferred stock with respect to dividend rights, rights upon liquidation, and dissolution of the Company.

In connection with the Company's IPO on July 2, 2021, the 8,665,797 shares of common stock outstanding on June 30, 2021 were reclassified to Class A common stock. Of those 8,665,797 shares of common stock, 2,268,846 were exchanged for Class B common stock.

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

(8) Convertible Preferred Stock

The Company issued the following series of its preferred stock–Series Seed-1 Convertible Preferred Stock in September 2013, Series Seed-2 Convertible Preferred Stock in July 2014, Series A-1 Convertible Preferred Stock in October 2015, Series A-2 Convertible Preferred Stock in December 2016 and July 2020, Series B Convertible Preferred Stock in June 2017 and July 2020, Series C Convertible Preferred Stock in June 2018 and July 2020, Series D Convertible Preferred Stock in May 2019 and July 2020, Series E Convertible Preferred Stock in July 2020 (collectively referred to as the “Convertible Preferred Stock”).

As of December 31, 2020, the numbers of authorized and outstanding shares in the Convertible Preferred Stock, with their total respective liquidation preferences, were as follows (in thousands, except share and per share data):

		Shares		Liquidation	Carrying
	Par Value	Authorized	Outstanding	preference	Value
Series:
Series Seed-1 Convertible Preferred Stock	$0.000001	4,200,000	4,200,000	$4,200	$4,200
Series Seed-2 Convertible Preferred Stock	$0.000001	2,188,322	2,188,322	2,998	2,998
Series A-1 Convertible Preferred Stock	$0.000001	4,211,094	4,211,094	8,800	8,704
Series A-2 Convertible Preferred Stock	$0.000001	1,591,230	1,591,230	12,884	12,839
Series B Convertible Preferred Stock	$0.000001	4,132,055	4,044,271	20,764	20,347
Series C Convertible Preferred Stock	$0.000001	3,754,201	3,754,201	26,248	26,004
Series D Convertible Preferred Stock	$0.000001	5,494,064	5,494,064	54,933	54,864
Series E Convertible Preferred Stock	$0.000001	2,400,000	2,275,759	32,693	30,757
Totals		27,970,966	27,758,941	$163,520	$160,713

In connection with the Company's IPO on July 2, 2021, 27,758,941 shares of Convertible Preferred Stock were converted to Class A common stock. Of those 27,758,941 shares of Convertible Preferred Stock, 407,308 were exchanged for Class B common stock.

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

In 2016, the Company adopted a stock compensation plan (the “2016 Equity Incentive Plan”) pursuant to which the Company may grant stock options, stock purchase rights, restricted stock awards, or stock awards to employees, directors and consultants (including prospective employees, directors, and consultants). No additional awards may be granted under the 2016 Equity Incentive Plan, however, outstanding awards continue in full effect in accordance with their existing terms.

In connection with the IPO on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan"). The 2021 Equity Incentive Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. ISOs may be granted only to Xometry employees, including Xometry officers, and the employees of Xometry affiliates. All other awards may be granted to Xometry employees, including our officers, Xometry non-employee directors and consultants and the employees and consultants of Xometry affiliates. The maximum number of shares of common stock that may be issued under the Company's 2021 Plan is 4,026,588 shares.

As of September 30, 2021, there were 3,919,219 shares available for the Company to grant under the 2021 Equity Incentive Plan. As of December 31, 2020, there were 203,535 shares available for the Company to grant under the 2016 Equity Incentive Plan.

Stock Options

Prior to the Company's IPO on July 2, 2021, the fair value of the Company’s common stock was estimated by management as there was no public market for the Company’s common stock. Xometry’s market-based methodology considered a number of objective and subjective factors including third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and general and industry specific economic outlook, amongst others.

The weighted average assumptions for the nine months ended September 30, 2021 and September 30, 2020 are provided in the following table.

	September 30,	September 30,
	2021	2020
Valuation assumptions:
Expected dividend yield	—	—
Expected volatility	53%	47%
Expected term (years)	6.0	6.0
Risk-free interest rate	1.1%	0.7%
Fair value of share	$26.96	$3.83

A summary of the status of the Company’s stock option activity and the changes during the nine months ended September 30, 2021 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2020	1,193,301	$2.14	7.2	$2.8

Balance at December 31, 2020	3,152,774	$2.97	8.3	$4.7
Granted	1,393,431	$12.24	10.0
Exercised	(949,759)	$1.94	6.5
Forfeited	(109,506)	$6.62	—
Expired	(8,825)	$2.61	—
Balance at September 30, 2021	3,478,115	$6.85	8.6	$176.8

Exercisable at September 30, 2021	947,409	$3.23	7.6	$51.6

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $18.73. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $26.4 million.

At September 30, 2021, there was approximately $23.9 million of total unrecognized compensation cost related to unvested stock options granted under the 2016 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.4 years at September 30, 2021.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the nine months ended September 30, 2021 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2020	-	$-	$-
Granted	107,648	$75.32
Vested	(615)	$76.10
Forfeited and cancelled	(279)	$76.10
Unvested RSUs as of September 30, 2021	106,754	$75.31	$6.2

At September 30, 2021, there was approximately $7.8 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.8 years at September 30, 2021.

Total stock-based compensation cost for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales and marketing	$335	$46	$690	$106
Operations and support	670	75	1,364	175
Product development	488	109	979	253
General and administrative	773	63	1,714	145
Total stock compensation expense	$2,266	$293	$4,747	$679

(10) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had no current or deferred income tax benefit or expense in the U.S. or Germany for the three and nine months ended September 30, 2021 and 2020. This effective tax rate of 0% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

Net Operating Loss and Credit Carryforwards

As of December 31, 2020, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $90.1 million available to reduce future income subject to income taxes before limitations. As of December 31, 2020, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiary of $10.2 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $26.6 million will begin to expire, if not utilized, in 2033. German net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. The Company expects the $90.1 million of U.S. federal net operating losses to be available to offset future taxable income. The Company has not completed an updated Section 382 study to assess whether an ownership change occurred subsequent to our IPO on July 2, 2021. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

(11) Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share of Class A common stock, Class B common stock and participating securities using the two-class method. Basic and diluted EPS are the same for each class of common stock and participating securities because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(14,711)	$(6,183)	$(37,476)	$(20,909)
Deemed dividend to preferred stockholders	—	(8,801)	—	(8,801)
Net loss attributable to common stockholders	$(14,711)	$(14,984)	$(37,476)	$(29,710)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	43,962,863	7,546,458	20,092,600	7,458,671
Net loss per share, basic and diluted	$(0.33)	$(1.99)	$(1.87)	$(3.98)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	As of September 30,	As of September 30,
	2021	2020
Stock options outstanding	3,478,115	3,122,261
Unvested restricted stock units	106,754	—
Warrants outstanding	112,026	112,026
Shares reserved for charitable contribution	382,525	—
Total shares	4,079,420	3,234,287

(12) Debt Commitments and Contingencies

The Company was party to an amended and restated loan and security agreement ("Amended Loan and Security Agreement") with Hercules Capital, Inc. (“Hercules”) for a term loan ("the Term Loan Facility"). Under the Amended Loan and Security Agreement, effective January 30, 2020, the Company could borrow up to $15 million under the Term Loan Facility, all of which became available to the Company immediately on the agreement date. On July 9, 2021, the Company repaid the full amount of its term loan with Hercules with proceeds from the IPO (see Note 1). In connection with the debt extinguishment, the Company paid Hercules $16.2 million and recorded a loss on debt extinguishment of approximately $0.3 million.

Prior to its repayment, the term loan accrued interest at the greater of (i) 8.7% per annum or (ii) 8.7% per annum plus the prime rate minus 4.75% per annum. The term loan agreement required a maximum $1.2 million end of term fee due and payable on the maturity date of May 1, 2022, however, if the term loan was repaid prior to November 1, 2021, the amount owed would be $0.9 million. As of December 31, 2020, the Company owed $15.8 million on this term loan, including principal borrowings and accrued end of term fee.

As part of the initial term loan agreement with Hercules, the Company issued a warrant to purchase 87,784 shares of the Company’s Series B Convertible Preferred Stock with a strike price of $5.13 per share that expires in May 2025. Upon closing of the IPO on July 2, 2021, the warrant held by Hercules may only be exercised for shares of Class A common stock.

The Term Loan Facility contained customary affirmative and negative covenants, including covenants that required Hercules consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase the Company’s capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on Company assets. Xometry was in compliance with covenants at the time the term loan was repaid and as of December 31, 2020.

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

(13) Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) Europe. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments, whose products and offerings are generally the same, are managed separately based on geography. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer. The Company evaluates the performance of the operating segments primarily based on revenue and segment “profits/loss” which is largely the results of the segment before income taxes. The Company has not allocated certain general and administrative expenses to the Europe segment. The Company’s CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
U.S.	$51,739	$41,145	$140,266	$101,537
Europe	4,988	808	10,972	1,888
Total	$56,727	$41,953	$151,238	$103,425

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Losses
U.S.	$(12,550)	$(4,101)	$(30,152)	$(16,092)
Europe	(2,161)	(2,082)	(7,324)	(4,817)
Total	$(14,711)	$(6,183)	$(37,476)	$(20,909)

(14) Related Party Transactions

Prior the Company's IPO on July 2, 2021, certain companies and/or affiliates of companies that were holders of the Company’s Convertible Preferred Stock acquired products and assemblies through the Xometry platform. These Convertible Preferred Stock converted to Class A common stock on July 2, 2021. As such, Xometry’s revenue, accounts receivable, and accounts payable include amounts from these companies and/or affiliates of these companies.

For the nine months ended September 30, 2021, Xometry recognized $0.7 million from companies/and or affiliates of these companies. For the three months and nine months ended September 30, 2020, Xometry recognized revenue of approximately $0.2 million and $1.1 million, respectively from companies/and or affiliates of these companies. As December 31, 2020, the Company had approximately $0.4 million of accounts receivable from companies and/or affiliates of these companies.

Certain companies and/or affiliates of companies that were holders of the Company’s Convertible Preferred Stock were no longer considered related parties after the IPO.

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

For the three months ended September 30, 2021, no amounts were paid to BIS. For the three months ended September 30, 2020, the Company paid BIS, approximately $0.1 million. As of September 30, 2021, the Company had no amounts payable to BIS. As of December 31, 2020, the Company had $0.1 million payable to BIS.

For the nine months ended September 30, 2021 and 2020, the Company paid BIS, approximately $0.2 million and $0.2 million, respectively.

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	September 30, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Non Compete	2	$106	$106	$—
Customer Relationships	1	539	520	19
Trade Names	6	173	141	32
Developed Technology	3	762	558	204
Vendor Relationships	15	1,404	204	1,200
Total intangible assets		$2,984	$1,529	$1,455

	December 31, 2020
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Non Compete	2	$106	$106	$—
Customer Relationships	1	539	512	27
Trade Names	6	173	141	32
Developed Technology	3	762	438	324
Vendor Relationships	15	1,404	135	1,269
Total intangible assets		$2,984	$1,332	$1,652

As of September 30, 2021 and December 31, 2020, Xometry’s goodwill of $0.8 million is part of the Company's U.S. operating segment.

As of September 30, 2021, estimated amortization expense for the remainder of 2021 and next five years is: $0.1 million in 2021, $0.3 million in 2022, $0.1 million in 2023, $0.1 million in 2024, $0.1 million in 2025 and $0.1 million in 2026.

Amortization expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$26	$155	$77	$491
Product development	40	40	120	177
General and administrative	2	2	7	8
Total	$68	$197	$204	$676

(16) Subsequent Events

On November 1, 2021, the Company acquired certain assets and liabilities from Big Blue Saw LLC ("Big Blue Saw"), subject to an Asset Purchase Agreement for total consideration of $2.5 million. The total consideration includes cash consideration at closing of $1.25 million, $250,000 of Class A common stock at closing and contingent consideration of $1.0 million. Big Blue Saw extends our marketplace capabilities in water jet and laser cutting.

On November 5, 2021, the Company acquired certain assets and liabilities from Fusiform, Inc. (dba FactoryFour), subject to an Asset Purchase Agreement for total consideration of $6.3 million. The total consideration includes cash consideration at closing of $1.9 million, $1.9 million of Class A common stock at closing and contingent consideration of $2.5 million. FactoryFour will provide a SaaS based solution to help manufacturers in the Xometry marketplace improve lead times and make strong, data-driven decisions through real-time production tracking.

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

On July 2, 2021, the Company closed its planned IPO, in which it issued and sold 7,906,250 shares of its Class A common stock. The initial offering price was $44.00 per share. The Company received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million. The Company also incurred approximately $4.0 million of other offering costs in connection with its IPO.

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

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval of our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year. During the third quarter of 2021, the Company donated 20,133 shares of Class A common stock to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $1.2 million which is recorded in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

On November 1, 2021, the Company acquired certain assets and liabilities from Big Blue Saw LLC ("Big Blue Saw"), subject to an Asset Purchase Agreement for total consideration of $2.5 million. The total consideration includes cash consideration at closing of $1.25 million, $250,000 of Class A common stock at closing and contingent consideration of $1.0 million. Big Blue Saw extends our marketplace capabilities in water jet and laser cutting.

On November 5, 2021, the Company acquired certain assets and liabilities from Fusiform, Inc. (dba FactoryFour), subject to an Asset Purchase Agreement for total consideration of $6.3 million. The total consideration includes cash consideration at closing of $1.9 million, $1.9 million of Class A common stock at closing and contingent consideration of $2.5 million. FactoryFour will provide a SAAS based solution to help manufacturers in the Xometry marketplace improve lead times and make strong, data-driven decisions through real-time production tracking.

The on-going COVID-19 pandemic has globally resulted in loss of life, business closures impacting our buyers and sellers, restrictions on travel, and closures of certain aspects of our operations. The extent to which the COVID-19 pandemic will impact our business in the future is highly uncertain and cannot be predicted at this time. The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, which could negatively impact our business. These measures included temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, limiting external guests visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we took were sufficient to mitigate the risks posed by the virus and we may not have sufficient protection or recovery plans to continue to deal with the COVID-19 pandemic. Even after the COVID-19 pandemic subsides, it may have a continued and lasting impact on the global economy, including our business.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 26,187 as of September 30, 2021, up 61% from 16,266 as of September 30, 2020. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended September 30, 2021, 95% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 603 as of September 30, 2021, up 67% from 361 as of September 30, 2020.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude interest expense, interest and dividend income and other expense, depreciation and amortization, stock-based compensation expense, charitable contributions and impairment charges. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended September 30, 2021, Adjusted EBITDA increased to $(10.0) million, compared to Adjusted EBITDA of $(4.6) million for the same quarter in 2020. For the quarter ended September 30, 2021, Adjusted EBITDA increased to (18)% of revenue, as compared to (11)% of revenue for the same quarter in 2020, driven primarily by higher operating expenses as we continue to scale our business.

For the nine months ended September 30, 2021, Adjusted EBITDA increased to $(27.9) million, compared to Adjusted EBITDA of $(16.9) million for the same period in 2020. For the nine months ended September 30, 2021, Adjusted EBITDA increased to (18)% of revenue, as compared to (16)% of revenue for the same period in 2020, driven primarily by higher operating expenses as we continue to scale our business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,711)	$(6,183)	$(37,476)	$(20,909)
Addback
Interest expense, interest and dividend income and other expenses	448	416	1,363	1,064
Depreciation and amortization	816	869	2,304	2,256
Charitable contribution of common stock	1,157	—	1,157	—
Stock based compensation expense	2,266	293	4,747	679
Adjusted EBITDA	$(10,024)	$(4,605)	$(27,905)	$(16,910)

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

General and Administrative

General and administrative expenses primarily consist of professional service fees, public company costs, charitable contributions and certain depreciation and amortization expense. It also includes compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel. We expect our general and administrative expenses to increase. We expect to incur additional general and administrative expenses as a result of operating as a public company, including as a result of increased legal, accounting, and directors’ and officers’ insurance expenses.

Other (Expense) Income

Interest Expense

Interest expense consists of interest incurred on our outstanding borrowings under our outstanding debt facility. In 2020, we amended our term loan agreement, increasing the principal by $4.0 million for total borrowings of $15.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” On July 9, 2021, we repaid our $15.0 million term loan.

Interest and Dividend Income

Interest and dividend income consists of interest on our cash and cash equivalents and dividend income from our investments.

Other Expenses

Other expenses consist primarily of unrealized losses, losses on the extinguishment of debt and other expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth our statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Revenue	$56,727	$41,953
Cost of revenue	42,233	31,778
Gross profit	14,494	10,175
Operating expenses:
Sales and marketing	9,828	5,986
Operations and support	5,775	3,671
Product development	4,376	3,003
General and administrative	8,778	3,282
Total operating expenses	28,757	15,942
Loss from operations	(14,263)	(5,767)
Other (expenses) income:
Interest expense	(79)	(309)
Interest and dividend income	417	2
Other expenses	(786)	(109)
Total other expenses	(448)	(416)
Net loss	(14,711)	(6,183)
Deemed dividend to preferred stockholders	—	(8,801)
Net loss attributable to common stockholders	$(14,711)	$(14,984)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	74.4%	75.7%
Gross profit	25.6%	24.3%
Operating expenses:
Sales and marketing	17.3%	14.3%
Operations and support	10.2%	8.8%
Product development	7.7%	7.2%
General and administrative	15.5%	7.8%
Total operating expenses	50.7%	38.1%
Loss from operations	(25.1)%	(13.8)%
Other (expenses) income:
Interest expense	(0.1)%	(0.7)%
Interest and dividend income	0.7%	—%
Other expenses	(1.4)%	(0.3)%
Total other expenses	(0.8)%	(1.0)%
Net Loss	(25.9)%	(14.8)%
Deemed dividend to preferred stockholders	—%	(21.0)%
Net loss attributable to common stockholders	(25.9)%	(35.8)%

Revenue

Total revenue increased $14.8 million, or 35%, from $42.0 million for the three months ended September 30, 2020 to $56.7 million for the three months ended September 30, 2021. This increase was primarily the result of a 61% increase in the number of active buyers resulting from investment in sales and marketing, as well as existing buyers increasing their spend on the platform for the three months ended September 30, 2021 as compared to the prior year period.

Total revenue from our U.S. and Europe operating segments for the three months ended September 30, 2021 and 2020, was $51.7 million and $41.1 million, for the U.S. respectively, and $5.0 million and $0.8 million, for Europe respectively.

Cost of Revenue

Total cost of revenue increased $10.5 million, or 33%, from $31.8 million for the period ended September 30, 2020 to $42.2 million for the three months ended September 30, 2021. This increase was primarily the result of an increase in payments to sellers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace.

Gross Profit and Margin

Gross profit increased $4.3 million, or 42%, from $10.2 million for the three months ended September 30, 2020 to $14.5 million for the three months ended September 30, 2021. The increase in gross profit was primarily due to the increase in revenue described above.

Gross margin improved to 25.6% for the three months ended September 30, 2021 from 24.3% for the three months ended September 30, 2020. Our AI-driven platform pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active sellers resulting in a lower cost of revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $3.8 million, or 64%, from $6.0 million for the three months ended September 30, 2020 to $9.8 million for the three months ended September 30, 2021, a result of continued investment to drive revenue growth, our hiring of additional employees and increased stock based compensation expense primarily related to options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, sales and marketing expenses increased to 17% for the three months ended September 30, 2021 from 14% for the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, stock based compensation expense recorded in sales and marketing was $0.3 million and $46,000, respectively.

Operations and Support

Operations and support increased $2.1 million, or 57%, from $3.7 million for the three months ended September 30, 2020 to $5.8 million for the three months ended September 30, 2021, primarily as a result of additional employees hired to support the growth of buyer and seller activity on our platform, and increased stock based compensation expense primarily related to options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, operations and support expenses increased to 10% for the three months ended September 30, 2021 from 9% for the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, stock based compensation expense recorded in operations and support was $0.7 million and $0.1 million, respectively.

Product Development

Product development expense increased $1.4 million, or 46%, from $3.0 million for the three months ended September 30, 2020 to $4.4 million for the three months ended September 30, 2021, a result of additional employees and increased stock based compensation expense primarily related to options granted in the second quarter of 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, product development expenses increased to 8% for the three months ended September 30, 2021 from 7% for the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, stock based compensation expense recorded in product development was $0.5 million and $0.1 million, respectively.

General and Administrative

General and administrative expense increased $5.5 million, or 167%, from $3.3 million for the three months ended September 30, 2020 to $8.8 million for the three months ended September 30, 2021, primarily as a result of an increase in compensation-related expenses, including increased stock based compensation, additional legal, accounting and financial headcount and third party expenses in preparation for becoming a public company, as well as additional overhead expenses to support the growth of our business operations. During the third quarter of 2021, the Company also made charitable contributions of $1.2 million. As a percent of total revenue, general and administrative expenses increased to 16% for the for the three months ended September 30, 2021 from 8% for the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, stock based compensation expense recorded in general and administrative was $0.8 million and $0.1 million, respectively.

Other (Expenses) Income

Interest Expense

Interest expense decreased by $0.2 million, or 74%, from $0.3 million for the three months ended September 30, 2020 to $0.1 million for the three months ended September 30, 2021, as a result of repaying our term loan in July 2021.

Interest and dividend income

Interest and dividend income increased to $0.4 million for the three months ended September 30, 2021, due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.7 million, or 621%, from $0.1 million for the three months ended September 30, 2020 to $0.8 million for the three months ended September 30, 2021, as a result of a $0.3 million loss on extinguishment of debt, $0.2 million of unrealized loss on marketable securities and $0.2 million of other expenses.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended September 30, 2021 and 2020, was $12.5 million and $4.1 million, respectively. Total segment loss from our Europe operating segment for the three months ended September 30, 2021 and 2020, was $2.2 million and $2.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our unaudited statement of operations data for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Revenue	$151,238	$103,425
Cost of revenue	115,033	79,619
Gross profit	36,205	23,806
Operating expenses:
Sales and marketing	26,250	15,842
Operations and support	15,594	10,138
Product development	12,131	8,879
General and administrative	18,343	8,792
Total operating expenses	72,318	43,651
Loss from operations	(36,113)	(19,845)
Other (expenses) income:
Interest expense	(799)	(939)
Interest and dividend income	457	215
Other expenses	(1,021)	(340)
Total other expenses	(1,363)	(1,064)
Net loss	(37,476)	(20,909)
Deemed dividend to preferred stockholders	—	(8,801)
Net loss attributable to common stockholders	$(37,476)	$(29,710)

The following table sets forth our unaudited statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Revenue	100.0%	100.0%
Cost of revenue	76.1%	77.0%
Gross profit	23.9%	23.0%
Operating expenses:
Sales and marketing	17.4%	15.3%
Operations and support	10.3%	9.8%
Product development	8.0%	8.6%
General and administrative	12.1%	8.5%
Total operating expenses	47.8%	42.2%
Loss from operations	(23.9)%	(19.2)%
Other (expenses) income:
Interest expense	(0.5)%	(0.9)%
Interest and dividend income	0.3%	0.2%
Other expenses	(0.7)%	(0.3)%
Total other expenses	(0.9)%	(1.0)%
Net loss	(24.8)%	(20.2)%
Deemed dividend to preferred stockholders	—%	(8.5)%
Net loss attributable to common stockholders	(24.8)%	(28.7)%

Revenue

Total revenue increased $47.8 million, or 46%, from $103.4 million for the nine months ended September 30, 2020 to $151.2 million for the nine months ended September 30, 2021. This increase was primarily the result of a 61% increase in active buyers resulting from investment in sales and marketing, as well as existing buyers increasing their spend on the platform from the prior year.

Total revenue from our U.S. and Europe operating segments for the nine months ended September 30, 2021 and 2020, was $140.2 million and $101.5 million, for the U.S. respectively, and $11.0 million and $1.9 million, for Europe respectively.

Cost of Revenue

Total cost of revenue increased $35.4 million, or 44%, from $79.6 million for the nine months ended September 30, 2020 to $115.0 million for the nine months ended September 30, 2021. This increase was primarily the result of an increase in payments to sellers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace.

Gross Profit and Margin

Gross profit increased $12.4 million, or 52%, from $23.8 million for the nine months ended September 30, 2020 to $36.2 million for the nine months ended September 30, 2021. The increase in gross profit was due primarily to the increase in revenue described above.

Gross margin increased to 23.9% for the nine months ended September 30, 2021 from 23.0% for the nine months ended September 30, 2020. Our AI-driven platform pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active sellers resulting in a lower cost of revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $10.4 million, or 66%, from $15.8 million for the nine months ended September 30, 2020 to $26.3 million for the nine months ended September 30, 2021, a result of continued investment to drive revenue growth, additional employees and increased compensation-related expenses including stock based compensation primarily related to options granted in 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, sales and marketing expenses increased to 17% for the nine months ended September 30, 2021 from 15% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020, stock based compensation expense recorded in sales and marketing was $0.7 million and $0.1 million, respectively.

Operations and Support

Operations and support increased $5.5 million, or 54%, from $10.1 million for the nine months ended September 30, 2020 to $15.6 million for the nine months ended September 30, 2021, primarily as a result of additional employees hired to support the growth of buyer and seller activity on our platform, and increased stock based compensation expense primarily related to options granted in 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, operations and support expenses remained flat at approximately 10% for the nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021 and 2020, stock based compensation expense recorded in operations and support was $1.4 million and $0.2 million, respectively.

Product Development

Product development expense increased $3.3 million, or 37%, from $8.9 million for the nine months ended September 30, 2020 to $12.1 million for the nine months ended September 30, 2021, a result of additional employees and increased stock based compensation expense primarily related to options granted in 2021, as compared to the corresponding period in the prior year. As a percent of total revenue, product development expenses decreased to 8% for the nine months ended September 30, 2021 from 9% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020, stock based compensation expense recorded in product development was $1.0 million and $0.3 million, respectively.

General and Administrative

General and administrative expense increased $9.6 million, or 109%, from $8.8 million for the nine months ended September 30, 2020 to $18.3 million for the nine months ended September 30, 2021, primarily as a result of an increase in compensation-related expenses, including stock based compensation, additional legal, accounting and financial headcount and third party expenses in preparation of become a public company, as well as additional overhead expenses to support the growth of our business operations. During the third quarter of 2021, the Company also made charitable contributions of $1.2 million. As a percent of total revenue, general and administrative expenses increased to 12% for the nine months ended September 30, 2021 from 9% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020, stock based compensation expense recorded in general and administrative was $1.7 million and $0.1 million, respectively.

Other (Expenses) Income

Interest Expense

Interest expense decreased by $0.1 million, or 15%, from $0.9 million for the nine months ended September 30, 2020 to $0.8 million for the nine months ended September 30, 2021, as a result of repaying our outstanding borrowings under our term loan in July 2021.

Interest and dividend income

Interest and dividend income increased by $0.2 million, or 113%, from $0.2 million for the nine months ended September 30, 2020 to $0.5 million for the nine months ended September 30, 2021, as a result of dividend received from marketable securities in 2021, offset by lower interest income on cash and cash equivalents.

Other Expenses

Other expenses increased by $0.7 million, or 200%, from $0.3 million for the nine months ended September 30, 2020 to $1.0 million for the nine months ended September 30, 2021, as a result of a $0.3 million loss on extinguishment of debt from the repayment of the term loan in July 2021, $0.2 million of unrealized loss on marketable securities and $0.2 million of other expenses.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the nine months ended September 30, 2021 and 2020, was $30.2 million and $16.1 million, respectively. Total segment loss from our Europe operating segment for the nine months ended September 30, 2021 and 2020, was $7.3 million and $4.8 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our term loan facility. As of September 30, 2021, our cash and cash equivalents totaled $57.8 million, compared with $59.9 million as of December 31, 2020. We believe our existing cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

On July 2, 2021, we closed our planned initial public offering ("IPO"), in which we issued and sold 7,906,250 shares of our Class A common stock. The initial offering price was $44.00 per share. We received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million. The Company also incurred approximately $4.0 million of other offering costs in connection with its IPO. In August 2021, we invested approximately $266.6 million of proceeds from our IPO in marketable securities. We consider marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company held $226.7 million of marketable securities.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Term Loan Facility

The Company was party to an amended and restated loan and security agreement (“Amended Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) for a term loan (the "Term Loan Facility"). Under the Amended Loan and Security Agreement, effective January 30, 2020, the Company could borrow up to $15 million under the Term Loan Facility, all of which became available to the Company immediately on the agreement date. On July 9, 2021, the Company repaid the full amount of its term loan with Hercules with proceeds from the IPO. In connection with the debt extinguishment, the Company paid Hercules $16.2 million and recorded a loss on debt extinguishment of approximately $0.3 million.

Prior to its repayment, the term loan accrued interest at the greater of (i) 8.7% per annum or (ii) 8.7% per annum plus the prime rate minus 4.75% per annum. The term loan agreement required a maximum $1.2 million end of term fee due and payable on the maturity date of May 1, 2022, however, if the term loan was repaid prior to November 1, 2021, the amount owed would be $0.9 million. As of December 31, 2020, the Company owed $15.8 million on this term loan, including principal borrowings and accrued end of term fee.

As part of the initial term loan agreement with Hercules, the Company issued a warrant to purchase 87,784 shares of the Company’s Series B Convertible Preferred Stock with a strike price of $5.13 per share that expires in May 2025. Upon closing of the IPO on July 2, 2021, the warrant held by Hercules may only be exercised for shares of Class A common stock.

The Term Loan Facility contained customary affirmative and negative covenants, including covenants that required Hercules’ consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase our capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on our assets. We were in compliance with covenants at the time the term loan was repaid and as of December 31, 2020.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(37,370)	$(17,145)
Net cash (used in) provided by investing activities	(271,603)	7,972
Net cash provided by financing activities	306,910	35,152

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $37.4 million, primarily due to a net loss of $37.5 million adjusted for non-cash charges of $9.7 million and a net decrease in our operating assets and liabilities of $(9.6) million. The non-cash adjustments primarily relate to stock-based compensation of $4.7 million, depreciation and amortization of $2.3 million, $1.2 million of charitable contributions of common stock and $0.9 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $10.6 million and prepaid expenses of $4.1 million. These decreases are partially offset by increases in accrued expenses of $3.9 million and $1.1 million of contract liabilities, primarily due to the growth of our business.

For the nine months ended September 30, 2020, net cash used in operating activities was $17.1 million, primarily due to a net loss of $20.9 million adjusted for non-cash charges of $3.9 million and a net decrease in our operating assets and liabilities of $0.2 million. The non-cash adjustments primarily relate to stock-based compensation of $0.7 million, $0.8 million reduction of our right of use lease assets and depreciation and amortization of $2.3 million. The net decrease in operating assets and liabilities is primarily driven by a $4.4 million increase in accounts receivable, a $3.1 million decrease in accounts payable, a $0.7 million decrease in lease liabilities and a $0.6 million increase in inventory. These changes are partially offset by an $8.1 million increase in accrued expenses and a $1.0 million increase in contract liabilities.

Investing Activities

Cash used by investing activities was $271.6 million during the nine months ended September 30, 2021, primarily due to investments of $267.0 million of proceeds from the IPO in marketable securities and $4.6 million for purchases of property and equipment (which includes internal-use software development costs).

Cash provided by investing activities was $8.0 million during the nine months ended September 30, 2020, primarily due to the redemption of our short terms investments which resulted in cash proceeds, net of approximately $10.9 million, offset by $2.9 million for the purchase of property and equipment (which includes internal-use software development costs).

Financing Activities

Cash provided by financing activities was $306.9 million during the nine months ended September 30, 2021, reflecting $1.8 million of proceeds from the exercise of stock options and $325.3 million of proceeds from the IPO, net of our underwriters discount. These inflows were offset by $4.0 million of other offering costs incurred in connection with our IPO and the $16.1 million repayment of our term loan with proceeds from the IPO.

Cash provided by financing activities was $35.2 million during the nine months ended September 30, 2020, reflecting net proceeds of $39.6 million from the issuance of convertible preferred stock, $4.0 million of additional borrowings on our term loan and $4.8 million of other borrowings under the Paycheck Protection Program (“PPP”). These inflows were offset by repayment of the PPP loan on July 8, 2020 and an $8.8 million deemed dividend to preferred stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part II of our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From July 1, 2021 through September 30, 2021 no options were granted under our 2016 Equity Incentive Plan.

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

10.1+

Xometry, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

10.2+

Forms of grant notice, stock option agreement and notice of exercise under the Xometry, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.3+

Forms of restricted stock unit grant notice and award agreement under the Xometry, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.4+

Amended and Restated Employment Agreement by and between Xometry, Inc. and Randolph Altschuler, to be in effect on the completion of the offering (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.5+

Amended and Restated Employment Agreement by and between Xometry, Inc. and James Rallo, to be in effect on the completion of the offering (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.6+

Amended and Restated Employment Agreement by and between Xometry, Inc. and Peter Goguen, to be in effect on the completion of the offering (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.7+

Form of Indemnification Agreement entered into by and between Xometry, Inc. and each director and executive officer (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

10.8

Form of Exchange Agreement by and among Xometry, Inc., Randolph Altschuler and Laurence Zuriff (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

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

+ Management contract or compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XOMETRY, INC.

Date: November 10, 2021	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: November 10, 2021	By:	/s/ James Rallo
James Rallo
Chief Financial Officer