Form 10-K
period 2021-12-31
Xometry, Inc.
filed 2022-03-18
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40546

Xometry, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	32-0415449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7529 Standish Place Suite 200 Derwood, MD	20855
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 335-7914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.000001 per share	XMTR	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2021 was $757,304,000.

The number of shares of Registrant’s Class A common stock outstanding as of March 7, 2022 was 44,160,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2022 annual meeting of stockholders, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	McLean, VA

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our expectations regarding our revenue, expenses and other operating results;
•
the anticipated growth of our business, including the anticipated growth of revenue from seller services, our ability to effectively manage or sustain our growth and to achieve or sustain profitability;
•
the ongoing effects of the COVID-19 pandemic and any other periods of global economic uncertainty, such as the geopolitical tensions associated with Russia’s recent incursion into Ukraine;
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
•
the growth rates of the markets in which we compete; and
•
our ability to successfully integrate acquired businesses, products and technologies into our operations.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled Risk Factors Part I, Item 1A, and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

i

A Letter from our CEO

A Marketplace Powering Our Collective Future

Dear Shareholders –

2021 was a phenomenal year for Xometry. At the same time we grew revenue by 54% year over year, we grew gross profit at an even faster rate of 72%. Xometry’s proprietary AI engine powers our marketplace and continues to deliver tremendous value to our customers.

We released numerous new technology features, rapidly expanding the breadth of our marketplace. We went public in June, and committed 1% of our equity over time to support charitable organizations that strive to improve educational opportunities for all, reduce global CO2 output, and help train and expand the horizons of the next generation of inventors. Completing the acquisition of Thomas in December created an unparalleled scale of buyers and sellers, enabling further growth in 2022.

The whole Company is proud of what we accomplished in 2021, but we also know our work has just begun. Tragic global events are having devastating humanitarian consequences, while also crippling supply chains, spurring product shortages and limiting access to raw materials – all of which underscore the need for the rapid digital transformation of the manufacturing industry.

Our global marketplace model is playing an instrumental role in accelerating the digitization of the industry, helping buyers create resilient and robust supply chains and supporting manufacturers with a portfolio of fin-tech, digital marketing products and enterprise software.

Our game plan is simple: Become the enterprise solution for buyers and sellers of custom manufacturing, driving value for both sides in a wildly inefficient $2 trillion market. For buyers, we save them hours, days and weeks by using artificial intelligence to find the optimal solution for their needs in just seconds.

Buyers will be able to order seamlessly from anywhere they want, whether through their own ERP, popular 3D CAD programs or our embedded quoting engine in other websites. Likewise, small and medium manufacturers will be able to manage their businesses and grow through access to the Xometry platform.

With an increasing number of jobs available from our marketplace, and a portfolio of services to help them manage costs and cash flow, sellers can confidently add equipment and people to grow their businesses. In the United States, we are committed to playing a pivotal role in revitalizing and strengthening our domestic manufacturing base. In contrast to the ineffectual “supporting” American manufacturing rhetoric, Xometry is helping in tangible ways, producing the revenue-generating and operating tools that are critical to enabling these small and medium-sized businesses to flourish.

Who helps make this happen? It starts with my colleagues. The powerful combination of their unique knowledge and abilities drives Xometry and its marketplace. It is an eclectic bunch, from PhD data scientists to aerospace engineers to self-taught programmers. They are all motivated and united by our mission.

Of course, our buyers and sellers are critical participants. Buyers are coming to us in growing numbers. Instead of worrying about their supply chains, designers, engineers and procurement professionals can focus on building amazing things. Likewise, sellers don’t have to struggle to find customers, and can now focus on what they love to do – make parts!

An emerging, important stakeholder are partners who have software, financial products and supplies to sell to manufacturers. Xometry has fostered a unique community, one of the few places to find such a large group of small- and medium-sized manufacturers connected in a marketplace. Working with Xometry, these partners have a valuable sales channel, offering our sellers terrific deals.

Our stakeholders expect us to be good stewards not only of our business but of the broader communities in which we all live. With the Xometry Go Green initiative, we purchase carbon credits to offset 100% of the estimated impact of the shipment of parts. We offer buyers the ability to instantly calculate the price-to-purchase carbon credits to offset the CO2 emitted through the manufacturing of their parts. Through Xometry’s Donor Advised Fund (DAF) we have embraced the Pledge 1% movement. We are using our DAF to donate to educational institutions and not-for-profit organizations focused on training a new generation of mechanical engineers, machinists and technicians.

Our marketplace is helping tens of thousands of customers manufacture products that are notable in everyday life and what our shared world will look like tomorrow. From life-saving medical devices to electric vehicles to satellites in space, Xometry is powering the present and future. We are relentless in delivering increasing value to our buyers, sellers, employees, communities and shareholders. If you haven’t already, we hope you will join us on this exciting journey.

Sincerely,

Randy Altschuler, CEO

PART I

Item 1. Business.

Xometry, Inc. (Xometry, the “Company”, “our”, “we”) is a leading AI-enabled digital manufacturing marketplace, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empowers sellers of manufacturing services to grow their businesses.

We define “buyers” as individuals who have placed an order to purchase parts or assemblies on our platform. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “sellers” as individuals or businesses that have been approved by us to either manufacture a product on our platform for a buyer or have utilized our seller services, including our digital marketing services, data services, financial services or supplies.

Manufacturing is one of the largest industries globally and is in the early stages of digitization. Buyers looking to source manufacturing processes are faced with a highly fragmented and regionalized base of sellers that are prone to supply chain disruptions and are difficult to efficiently manage. Opaque pricing structures, long lead times and a lack of quality controls contribute to a procurement process that is inefficient, unpredictable and unreliable. Conversely, sellers of specialized manufacturing services are faced with limited ability to source customers, inconsistent demand, volatile operating costs and resource constraints that put their businesses under significant financial pressure. For supply chains around the world to become more reliable and resilient, buyers and sellers need a more efficient, agile way to transact.

We enable buyers across industries to source a broad array of manufacturing processes to meet their needs. In 2021, we generated substantially all of our revenue from the prices we charge buyers on our platform. Buyers begin by uploading an engineering schematic that contains 3D design specifications, typically a computer-aided design, or a CAD, file. Then, we price transactions through our proprietary, AI-enabled instant quoting engine based on factors such as volume, manufacturing process, material and location. The convenience and transparency of our model leads to increasing buyer stickiness and spend over time. In addition, we incorporate elements of environmental, social and governance (“ESG”) practices into our marketplace by offering buyers the ability to purchase carbon credits to offset the carbon used to make their parts.

We empower sellers to grow their manufacturing businesses and expand machine uptime by providing access to an international base of buyers. We also offer supporting products and services designed to meet our sellers’ unique needs. In 2019, we introduced Xometry Supplies in the U.S., which enables our sellers to access experienced suppliers who sell competitively priced tools, materials and supplies from leading brands. In 2020, we introduced financial services that enable sellers to stabilize and enhance their cash flows, provide discounts on tools and materials that allow sellers to lower their operating costs, and give access to resource management tools to optimize sellers’ businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d.b.a FactoryFour) (“FactoryFour”), expanding our basket of seller services to include digital marketing and data solutions and SaaS based solutions to help sellers optimize their productivity. Revenue from our seller services was approximately six percent of our total revenue for the year ended December 31, 2021. We expect revenue from seller services to continue to grow over time.

We act as the seller to our buyers and we agree to pricing in advance of sourcing the order from a manufacturer. We bear the risk that a buyer is not satisfied or that we are required to pay a seller more than anticipated to manufacture the order.

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and a dataset, resulting in a sophisticated marketplace for manufacturing. As a result, buyers can procure the products they want on demand and sellers can source new manufacturing opportunities that match their specific processes and capacity. Interactions on our platform provide rich data insights that allow us to continuously improve our AI models and innovate new products and services, fueling powerful network effects as we scale.

On July 2, 2021, we closed our initial public offering (“IPO”), in which we issued and sold 7,906,250 shares of our Class A common stock at an initial offering price of $44.00 per share. We received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million, and we incurred approximately $3.7 million of other offering costs.

On December 9, 2021, we acquired Thomas, a leading platform for product sourcing, supplier selection and digital marketing solutions for the manufacturing industry. Thomas brings deep relationships with highly qualified enterprise buyers and engineers. The company’s industry leading Thomasnet platform boasts more than 1.4 million registered users and more than 500,000 commercial and industrial sellers. The acquisition of Thomas is expected to expand our buyer and seller base, enhancing our global digital marketplace for manufacturers. We also expect to leverage Thomas’ marketing and data services to deliver a suite of end-to-end services for sellers with additional financial services and digital marketing products.

Industry Overview

•
Manufacturing is a massive, highly fragmented, and regionalized industry in need of solutions to drive efficiency. The global manufacturing industry is one of the largest industries in the world. We believe the industry is poised for increased digitization via a number of global thematic shifts, including rising demand for production, new manufacturing technologies, and shifting value chains, but is in need of solutions to drive efficiency and create opportunities from these dynamics. Furthermore, the manufacturing industry is largely composed of small- to medium-sized manufacturers and we believe that there are significant barriers to entry for these businesses, who have to compete with scaled, better-resourced manufacturers.
•
Sourcing manufacturing opportunities is a complex, costly and time-consuming process. Even for the most sophisticated buyers and sellers, the manufacturing sourcing and procurement process is complex, uncertain, costly and time-consuming. We believe that the labor-intensive sourcing process presents a significant opportunity as buyers and sellers look for more efficient ways to source demand and consummate production.
•
Resilient, localized and compliant supply chains are imperative. We believe there is a significant opportunity to help companies around the world improve their supply chain diversification, access just-in-time production, and build supply chain resilience. The COVID-19 pandemic and geopolitical instability have highlighted the urgent need for resilient and localized supply chains.
•
There is increasing focus on the manufacturing industry to address ESG issues. Companies and investors are increasingly focused on the importance of ESG issues. Supply chain management is a major source of carbon emissions with the Carbon Disclosure Project estimating that supply chain emissions are, on average, 5.5 times higher than a corporation’s direct emissions. A lack of transparency in the supply chain makes it more difficult for companies to track and address their carbon emissions. Many companies, including some of the largest corporations in the U.S., are shifting their focus towards building more equitable supply chains and sourcing from more diverse sellers. As ESG continues to garner management and stakeholder focus, we believe companies will increasingly look to productive business solutions that limit environmental harm and address social issues throughout the manufacturing ecosystem.

•
Multiple catalysts have led to an inflection point for industry digitization. We believe future expected labor shortages, in combination with the proliferation of new technologies, necessitates digital solutions that increase productivity, improve financial performance and allow them to compete sustainably.

Our Opportunity

We believe the unique challenges that companies and manufacturers face, supporting macro trends, and innovations in technology have brought the manufacturing industry to an inflection point for digital transformation. We provide the solution—a technology platform to unlock access, drive business efficiency, and improve the sustainability of manufacturing worldwide.

After the acquisition of Thomas, we estimate our global market opportunity to be over $2.4 trillion. This is based on the estimated market size of our sellers’ seven key manufacturing processes, which include CNC machining, injection molding, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), sheet metal forming, sheet cutting, die casting, urethane casting and the over 70,000 industrial processes that we identified in connection with our acquisition of Thomas. Our estimates are based on independent industry publications or other publicly available information, as well as our internal sources.

Our Platform

We are accelerating innovation by providing real-time, equitable access to global manufacturing demand and capacity. We provide sourcing and pricing across a network of buyers and sellers, offer a suite of configurable manufacturing processes through our diverse seller network, and enable business success through additional products and services that serve the unique needs of each side of our marketplace.

Our platform is AI-driven, continuously learning from millions of data inputs from marketplace interactions, providing rich insights and analytics that allow us to further improve the efficiency of our ecosystem and the products and services we offer. The data we generate enables us to become a preferred collaboration, workflow, and transaction platform for both buyers and sellers.

Our platform is also highly extensible, with an expansive and growing set of traditional and emerging manufacturing processes offered by our seller network. Because of our platform’s extensibility, we are well positioned to scale and rapidly capture new processes brought to the platform by our sellers, further enabling buyers to access customized, relevant manufacturing solutions that are suited to their industry needs and buyer preferences.

We offer these tailored processes through a user-centric platform that is reliable and flexible, leveraging additional products and services to increase buyer and seller engagement over time.

Carbon Offset Program

As we increase access to global manufacturing capacity and demand, we are also focused on reducing the manufacturing industry’s overall carbon footprint. Through our Carbon Offset Program, we offer buyers an integrated option to offset up to 100% of the carbon footprint of the entire manufacturing process for their orders from raw material extraction and processing, to the transportation of materials and goods along the supply chain, to the energy consumed in fabrication and the operations of the manufacturer.

Why Buyers Win

•
Instant and Competitive Pricing and Lead Times. We create value for buyers through marketplace generation fueled by the continuous learning of our AI technology. The data generated by platform interactions improves the efficiency of our marketplace, lowering prices and improving lead times for buyers. As our AI technology learns buyer needs and preferences, it becomes more precise and efficient, leading to better pricing and matching which in turn drives greater buyer engagement on the platform.
•
Ease of Purchase. We make it easy for buyers to transact on our marketplace. We are committed to simplifying the procurement process for buyers and offer an exceptional e-commerce experience to simplify transactions. After a buyer uploads a CAD file, our platform provides instant access to a wide range of materials, finishes and certifications, with transparent pricing and lead-time information. Buyers can also access our e-commerce capabilities through our plug-ins created for various popular 3D CAD programs and punch-out integrations with widely-used ERP and procurement systems.
•
Access to a Massive Network of Sellers. We provide buyers access to the massive, global network of sellers on our platform. Our extensive network alongside a personalized user experience allows buyers to submit projects with unique components and specifications, which we source through our platform to sellers that are able to deliver. In particular, we implement select credentialing and compliance specifications to ensure that we can meet the standards for buyers across a number of industries.
•
Broad Suite of Industry-Specific Solutions. We offer a wide range of traditional and emerging manufacturing processes and materials for customized solutions across massive industries including Defense, Aerospace, Healthcare, Automotive, Consumer Goods, Industrial, Robotics, Government and Education. The extensibility of our platform allows us to build industry playbooks and add new processes over time.
•
Reliability and Quality. We offer consistently high-quality products and certainty of order fulfillment for buyers. We are further embedding our platform into various buyer workflows by productizing our internal AI and workflow engine. Our enterprise integrations support procurement workflows and part and sourcing requirements. By embedding Xometry intelligence into workflows, we are able to deliver more reliable and relevant manufacturing solutions for buyers.
•
Environmental Benefits. We offer buyers the ability to instantly calculate the price to purchase carbon credits to offset the carbon used to make their parts. We purchase carbon credits to offset 100% of the estimated impact of the shipment of parts to buyers from sellers, making ESG core to our marketplace and each transaction.
•
Production Flexibility. We allow buyers to purchase any number of parts and services. From one part to millions, buyers have access to several manufacturing processes for rapid prototyping, product development, or high-volume production. These processes can also be combined with over 30 finishes and thousands of raw material and color combinations. Given this ability to provide tailored and scaled solutions, we find that buyers typically expand their use of our marketplace, sourcing a greater number of parts and processes over time.

Why Sellers Win

•
Cost-Efficient, Real-Time New Business Generation. We offer sellers access to manufacturing opportunities from our large, geographically and industry-diverse buyer base, allowing sellers to gain new customers without increasing their sales and marketing spend. As our AI technology improves, our ability to generate new business for sellers increases. This model is designed to lower customer acquisition costs and improve seller margins over time.
•
Repeat, High-Quality Customers. Following a successful transaction, we initially offer the same seller the exclusive opportunity to accept the next repeat order in order to increase efficiency and reliability. Our ability to attract repeat buyers helps stabilize demand for sellers so they can operate their businesses more efficiently.
•
Operational Excellence. We aim to be a completely digital one-stop-shop for all workflow solutions for sellers. Our intuitive cloud application helps our sellers digitize their operations so they can work smarter and faster. We provide order management, shipping and collaboration tools, reducing friction for sellers and improving overall manufacturing order process efficiency. We plan on offering a cloud-based “manufacturing execution system” from FactoryFour to our seller community which allows shops and shop owners to digitize and automate their operations so they can focus on growing their business. In addition to being able to manage existing orders, the operating system is designed to integrate seamlessly with the AI-driven Xometry marketplace and with the Thomasnet.com platform, giving suppliers a one-stop view into all of their orders.
•
Financial Stability and Security. Our suite of financial services and Xometry maintenance, repair, and operating partnerships help sellers enhance their cash flows and lower operating costs at all stages of production. Sellers can receive cash advances for their work, accelerated payouts and a seamless digital invoicing process in an industry that frequently still relies on analog payments that are prone to delays. These services help sellers manage their business more efficiently.
•
Marketing and Data Solutions. Our suite of marketing and data services provided by Thomas helps sellers grow and efficiently run their business. We offer sellers a full slate of marketing services, including website building, search-engine optimization (“SEO”) and targeted advertising to buyers, resources that will help them further growth their business.
•
Increased Utilization. We are focused on helping sellers realize their potential by providing manufacturing opportunities that can be procured in a single click. Knowing that there is a reliable way to find extra work gives sellers the confidence they need to invest in a new machine, hire an extra employee, or focus on a big job with a longer lead time, while relying on our technology platform to fill in available capacity. The convenience of this automated cycle drives greater order fulfillment and increased utilization across our seller network.
•
Seller Community. Through our seller-focused community initiatives, we empower sellers of a variety of sizes to grow their businesses. Our Community Portal is an active and dedicated place where we can interact with our sellers to better understand their needs and interests, and also give sellers a platform to support one another. Our sellers take pride in their crafts and are often sharing tips on machining best practices as well as how they leverage Xometry to work best for their shop.

Why We Win

•
Rich Data and Constantly Improving AI Technology. In an industry that historically used intuition and basic data to drive purchasing and pricing decisions, we offer our customers pricing using our proprietary predictive algorithms. Our platform interactions generate millions of data inputs that are reinvested to continue improving our proprietary technology, machine learning and data analytics models. Leveraging this growing data set, we have been refining our AI technology to improve sourcing, pricing and lead time quotes for buyers and sellers. This data in combination with our machine learning algorithms fuels the continuous learning of our models. As our models improve, our platform becomes more efficient and our offerings become more tailored for individual buyers and sellers.
•
Custom-Built, Extensible Platform. Our manufacturing processes and supply offerings are tailored to the complex and industry-specific design and order needs of manufacturing. These custom offerings are powered by our diverse and growing seller network which contributes differentiated processes and our AI-enabled technology that facilitates intelligent matches between buyers and sellers. Additionally, our use of services-oriented architecture and cloud infrastructure ensures scalability and helps reduce the time to market for new offerings. Over time, we expect to continue to add new manufacturing processes to help both our buyers and sellers thrive.
•
Powerful Network Effects. Today, we are the largest AI-enabled digital manufacturing marketplace by revenue. As we continue to scale, we benefit from a self-reinforcing, virtuous cycle, in which marketplace interactions contribute valuable data points and insights that improve our AI-enabled platform, increasing lifetime customer value and fueling strong unit economics.
•
Buyer Engagement and Expansion. Our flexible ordering process allows us to land new customers and increases buyer stickiness, fueling an efficient go-to-market model. Over time, our accounts typically increase their spend with us through the addition of buyers and incremental processes, increasing order frequency and spend. For the quarter ended December 31, 2021, 95% of our revenue was generated from existing accounts. We define an existing account as an account where at least one buyer has made a purchase on our marketplace. For the quarter ended December 31, 2021, we saw a 80% year-over-year increase in accounts with at least $50,000 annual spend.
•
Globally Distributed Seller Network. Our global network of over 5,600 sellers brings together a range of manufacturing processes and industry-specific knowledge. With the acquisition of Thomas, we have access to an additional 500,000 sellers. This enables us to serve a large, diverse and growing set of buyers. We offer our sellers products and services to help them manage their businesses more efficiently and connect our entire seller community for access to shared resources and support.
•
Mission-Driven Culture. As we accelerate innovation in manufacturing, we remain focused on empowering local businesses and enabling new product development for companies around the world. Our corporate culture is centered around our mission through our commitments to serve the local communities in which we operate, champion technological innovation, and drive sustainability for manufacturing worldwide.

Our Growth Strategy

•
Attract new buyers and grow wallet share with existing buyers. We intend to continue investing in acquiring new buyers through traditional paid sales and marketing techniques as well as leveraging our strong organic referral network to drive awareness and build trust. We are also focused on increasing buyer stickiness and buyer spend within existing accounts by investing in our sales and marketing capabilities.
•
Deepen and expand seller partnerships. Creating the largest, most connected, and efficient seller network in the world benefits our entire platform. We are focused on attracting new sellers, recognizing the massive opportunity still in front of us and the intrinsic benefit an active, diverse seller population brings to the overall platform.
•
Become an enterprise solution for our sellers. As we continue to grow the amount of data processed by our algorithms, we can provide our sellers with progressively sophisticated data insights and analytics. Combined with our workflow management software and other seller services, we will increasingly become the enterprise solution for sellers to manage their businesses on and off platform.
•
Enhance and offer additional seller products and services. Our seller products and services allow us to deepen seller relationships and increase engagement. Revenue from our seller services was approximately six percent of our total revenue for the year ended December 31, 2021. We expect revenue from seller services to grow substantially in 2022 and beyond including our full slate of marketing and advertising and data services from Thomas. We plan to continue to market the Xometry Pay platform to U.S. sellers, enhance features that allow quicker conversion of purchase orders to cash, and build toward a full-service digital wallet for sellers to use for payouts and purchases. We plan on offering our supplies service across the Thomasnet platform.

•
Continue our international expansion. We believe there is significant opportunity in the global manufacturing ecosystem for a marketplace like Xometry. With operations throughout the majority of the contiguous United States and customers in Europe and Asia we have established footholds in major markets around the world. We will continue to dedicate sales and marketing resources to develop our seller networks and attract buyers to our marketplace in other regions.
•
Pursue strategic acquisitions. With the size and complexity of the manufacturing industry we believe there is significant opportunity for targeted investments and acquisitions to strengthen our competitive position and processes.

Government Regulation

Our business activities are subject to various federal, state, local and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to privacy, data protection, labor and employment, consumer protection and unsolicited email and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”

Data Privacy and Security Laws

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. Most states have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations may increase in the future as a result of amendments or changes in interpretation. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving and in a state of flux. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new laws or regulations will be enacted. In addition, because our website platform is accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

Human Capital

To be a Xometry employee means taking an active role in building and serving our communities. We believe that our strong corporate culture and our investment in our relationship with our employees contributes to our success. This is evidenced by our industry recognitions including by Forbes as one of America’s Best Startup Employers in 2021 and by the Kentucky Chamber of Commerce as one of the best places to work in Kentucky in 2021, a state where we have over 100 employees. Our employees are continuously innovating, and our structure rewards productivity. We also encourage employees to invest in themselves by contributing to continuing education tuition. As of December 31, 2021, we had 788 employees.

Diversity and Inclusion

We are committed to growing and empowering inclusive communities in our company, our industry, and the neighborhoods in which we live. We know that a diverse and thriving workforce is critical to attract and retain the talent necessary to grow our business. Our success depends on ideas. We can foster more productive ideas if we amplify all voices and provide the tools and resources to those who need them.

We drive diversity, equity and inclusion (“DEI”) forward through programs, investments and initiatives including:

•
Diverse Manufacturers. We provide work to thousands of small machine shops that typically do not have exposure to jobs from large corporations. Our sellers include hundreds of minority, veteran, and women-owned companies.

•
Talent. We are increasing and broadening the pools of candidates from which we hire, both externally and internally, and are further refining the requirements, assessment criteria and selection process for each of our roles.

•
Education. We devote considerable time and resources to the continuing education of our employees. This effort begins on an employee’s first day and remains part of our employee’s experience through regular panel discussions and focus groups to ignite conversations and ideas around DEI priorities.
•
Culture. We established a DEI Advisory Committee that will take an active role not only in our programs but also as thought leaders and change agents.

Environment

We are committed to reducing the carbon footprint of manufacturing. We purchase carbon credits to offset 100% of the estimated impact of the shipment of parts, and offer buyers the ability to instantly see the price to purchase carbon credits to offset the carbon used to make their parts. We also promote technologies like additive manufacturing that reduce the carbon footprint.

Non-Profit Organizations

We want to help non-profits that are making a difference addressing other crucial problems facing our world. We started Xometry.org, which is part of our company and not a separate entity, to fund non-profit entities leading the fight against urgent problems such as education and climate change. We have a moral obligation to share some of our good fortune with others and protect our planet for future generations. We integrate this work into our culture and we use our commitment to ideas beyond just building the company to attract, retain and motivate our employees. We do not see this work as a side-project or distraction. To the contrary it is core to the culture we are building at Xometry and ultimately we believe the work of Xometry.org makes our business stronger and more successful.

We have embraced the Pledge 1% movement, and are committed to donating 1% of our equity over time, to fund and support operations of Xometry.org. We have initially reserved 402,658 shares of Class A common stock, representing 1% of our fully diluted capitalization as of the date of approval by our board of directors, for issuance over the next five years for this purpose, in an amount not to exceed 20% of the initial reserve amount per calendar year. As part of this commitment, Xometry pledged more than $900,000 to provide eight scholarships over the next four school years to students enrolled in the Department of Mechanical Engineering at the Howard University College of Engineering and Architecture.

Corporate Information

We were founded in 2013 and incorporated in Delaware in on May 29, 2013 under the name NextLine Manufacturing Corp. We changed our name to Xometry, Inc. on June 29, 2015. Our principal executive offices are located at 7529 Standish Place, Suite 200, Derwood, MD 20855, and our telephone number is (240) 335-7914. We also maintain a website at www.xometry.com. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is only as an inactive textual reference. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•
We may not be able to rapidly grow our business outside the United States.
•
The ongoing COVID-19 pandemic and measures intended to prevent its spread may have an effect on our business and results of operations.
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

We have incurred net losses since our inception in 2013. We incurred a net loss of $61.4 million in 2021 and, as a result of these losses, we have an accumulated deficit of $173.3 million as of December 31, 2021. We expect to continue the development and expansion of our business, and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We may not continue to grow on pace with historical rates.

We have grown rapidly over the last several years, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. During the years ended December 31, 2021 and 2020, our revenue was $218.3 million and $141.4 million, respectively, representing a growth rate of 54%. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of buyers and sellers who transact on our marketplace, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, failure to realize anticipated revenue growth from our seller services and the maturation of our business, among others. You should not rely on our revenue or key operational and business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key operational and business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
•
general economic and political conditions and government regulations in the countries where we currently have significant numbers of users, or where we currently operate or may expand in the future; and
•
natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the ongoing COVID-19 pandemic.

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

We derive a majority of our revenue from sales to buyers transacting on our marketplace seeking sophisticated manufacturing solutions. The size and diversity of our community of buyers and sellers is critical to our success. Over the past few years, we have experienced strong growth in the number of buyers and sellers transacting on our marketplace, including the number of active buyers, but we do not know whether we will be able to achieve similar growth rates in the future. Sellers have alternative ways of marketing their services and finding buyers, including meeting and contacting prospective buyers through other platforms or marketplaces, advertising to prospective buyers online or offline through other methods, or interacting directly with a business. Buyers also have other ways to find sellers, such as engaging sellers directly, finding sellers through other online or offline platforms or marketplaces. Buyers and sellers may also source connections through our Thomasnet services. Additionally, buyers may use in-house manufacturing processes. Use of these other options available to buyers and sellers may make our marketplace less attractive to them and could lead to decreased use of our marketplace, which could result in a decrease in revenue. In addition, a decrease in engagement from buyers, including due to a general decrease in spending or as a result of the COVID-19 pandemic, could diminish the network effects that results from expanding the number of buyers within a particular account, or decrease the attractiveness of our marketplace to sellers. If we fail to attract new buyers and sellers or our existing buyers or sellers decrease their use of or cease using our marketplace, the breadth and diversity of manufacturing processes offered on our marketplace may be reduced, or the quality of products manufactured by sellers transacting on our marketplace is not satisfactory to buyers, buyers and sellers may decrease their use of our marketplace.

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

Our business may be affected by changes in buyer requirements and preferences, including as a result of decreased consumer demand for products, seller manufacturing processes, availability of manufacturing materials and machinery, rapid technological change, and the emergence of new standards and practices, any of which could render our marketplace less attractive, uneconomical or obsolete. To the extent that our buyers’ demand for manufacturing decreases significantly for any reason, including because of shifting consumer preferences, it would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position. In addition, computer-aided design simulation and other technologies may reduce the demand for physical parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology and ability to provide buyers with traditional and emerging manufacturing processes.

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

To satisfy both buyers and sellers, we need to continue to improve their user experience as well as innovate and introduce features and services that users find useful and that cause them to use our platform and transact on our marketplace more frequently. This includes improving our technology to optimize pricing and lead-time tools, improving upon and introducing new seller products and services, like our Thomasnet platform, Xometry Pay and the Xometry Advance Card, improving upon and introducing new design guides and industry playbooks, expanding the availability of sellers to additional geographic and industry segments and improving the user-friendliness of our platform and our ability to provide high-quality support. Our buyers and sellers depend on our support organization to resolve issues relating to our platform. Our ability to provide effective support is largely dependent on our ability to attract and retain employees who are well versed in our platform and the needs of buyers and sellers transacting on our marketplace. As we continue to grow our international user base, our support organization will face additional challenges, including those associated with continuing to deliver support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation or adversely affect our ability to market the benefits of our platform and marketplace to existing and prospective users.

In addition, we need to continue to adapt, expand and improve our platform and user interfaces to keep up with changing user preferences. We invest substantial resources in researching and developing new seller products and services and enhancing our platform by incorporating these new features, improving functionality and adding other improvements to meet our users’ evolving demands. The success of any enhancements or improvements to our platform or any new features depends on several factors, including timely completion, adequate quality testing, integration with technologies on our platform and third-party partners’ technologies and overall market acceptance. Because further development of our platform is complex, challenging and dependent upon an array of factors, the timetable for the release of new features and enhancements to our platform is difficult to predict, and we may not offer new features as rapidly as users of our platform require or expect. Additionally, the time, money, energy and other resources we dedicate to developing new features or enhancements to our platform may be greater than the short-term, and potentially the total, returns from these new offerings.

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

Our and our third-party partners’ along with those of our service may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional actions by us, our third-party partners or service providers, as well as similar disruptions that could make all or portions of our platform unavailable for periods of time. We cannot provide assurances that the various antivirus and computer protection software that we currently employ in our operations will in all cases successfully prevent hacking or the transmission of any computer virus or malware, which could result in significant damage to our hardware and software systems and databases, disruptions to our business activities, including to our e-mail and other communications systems, breaches of security and the inadvertent disclosure of personal, confidential or sensitive data, interruptions in access to our website through the use of “denial of service” or similar attacks and other material adverse effects on our operations. Significant unavailability of our platform due to attacks could cause users to cease using our platform and transacting on our marketplace. Although we maintain cybersecurity liability insurance, we cannot be certain our coverage will be adequate for expenses or liabilities actually incurred or will continue to be available to us on reasonable terms, or at all. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

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

The manufacturing market is fragmented and highly competitive. We compete for buyers with a wide variety of manufacturers. Some of our current and potential competitors include captive in-house product lines, parts manufacturers, and other marketplaces for manufacturing services. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing new manufacturing technologies and capabilities that may compete with or provide alternatives to our platform or our marketplace. We also expect that future competition may arise from the development of technologies that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop our capabilities and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient production. We may, from time to time, establish alliances or relationships with other competitors or potential competitors, and our competitors may also be sellers transacting on our marketplace. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

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
•
political and economic instability, including that related to Russia’s recent incursion into Ukraine;
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

Geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

At the end of 2021 and into 2022, tensions between the U.S. and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and in February 2022, Russia invaded Ukraine. In response, NATO has deployed additional military forces to Eastern Europe, including to Lithuania and Romania, and Australia, Britain, the European Union, Japan, Switzerland, Taiwan, the U.S. and other countries announced punishing sanctions against Russia. The invasion of Ukraine and any retaliatory measures taken by the U.S. and NATO could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and the price of our Class A common stock.

We have contractors in Ukraine and Russia. To the extent there are losses of life, disruptions to internet connectivity, or interruptions to banking payment systems, we and our employees could be adversely impacted.

Additionally, many materials used in the manufacturing of parts, like titanium and aluminum, are sourced from Russia. An inability to source materials from Russia due to sanctions, regulations, availability or cost could adversely affect our results of operations.

The ongoing COVID-19 pandemic and measures intended to prevent its spread and any future pandemic (including from variants of the COVID-19 disease) may have material and adverse effects on our business, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has contributed to periods of economic uncertainty and reduced economic activity. Small businesses, which constitute a significant portion of our buyers and sellers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have contributed significantly to increased unemployment and negatively impacted business spending.

Although we have made every effort to comply with applicable COVID-19 measures and precautions, there is no certainty that the measures we have taken or will take in the future will be sufficient to mitigate the risks posed by the pandemic.

The extent to which the COVID-19 pandemic, any future variants of the COVID-19 disease, or any future pandemic unrelated to COVID-19 impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of any pandemic, its severity, the actions to contain a virus or treat its impact, the availability, distribution and efficacy of vaccines and the likelihood of achieving widespread global vaccination rates, and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels. Even after a pandemic has subsided, we may experience material and adverse impacts to our business as a result of the its global economic impact, including the availability of credit, bankruptcies or insolvencies of buyers and sellers, and any future periods of macroeconomic volatility.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. It is possible that our management team may experience challenges managing a newly public company as we are subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, prospects, financial condition and results of operations.

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

As of December 31, 2021, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $195.7 million available to reduce future income subject to income taxes before limitations. Of the total loss carryforward available, approximately $67.3 million of net operating losses were attributable to the acquisition of the company’s wholly owned subsidiary Thomas Publishing. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, management has not yet completed its evaluation of any limitations on the ability to use the Thomas subsidiary net operating loss carryforward of $67.3 million. The Company plans to complete this analysis during 2022 and the results could have a significant impact on the net operating loss deferred tax asset, acquisition accounting and income tax provision. U.S. federal NOL carryforwards generated prior to 2018 in the approximate amount of $71.9 million will begin to expire, if not utilized, in 2022. It is possible that we will not generate taxable income in the future to utilize NOLs prior to expiration.

Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

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

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

We carry a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there were no impairments of goodwill, indefinite-lived or definite-lived intangibles in 2021. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets in 2022 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars. A portion of the cost of revenue, product development, sales and marketing and general and administrative expenses of our operations in jurisdictions outside the United States are incurred in foreign currency. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the foreign currency appreciates against the U.S. dollar or if the value of the foreign currency declines against the U.S. dollar at a time when the rate of inflation in the cost of goods and services in such jurisdictions exceeds the rate of decline in the relative value of the applicable foreign currency, then the U.S. dollar cost of our operations in non-U.S. jurisdictions would increase and our results of operations could be materially and adversely affected. For example, there has been and may continue to be volatility in currency exchange rates as a result of the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit. We do not currently enter into hedging transactions and our business, financial condition and results of operations could be materially and adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

Risks Related to the Acquisition of Thomas

We may not realize potential benefits from the acquisition of Thomas because of difficulties related to integration, the achievement of synergies, and other challenges.

We acquired Thomas on December 9, 2021 (the “Thomas Acquisition”). Prior to the completion of the Thomas Acquisition, we and Thomas operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. If we are not able to successfully integrate Thomas’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Thomas Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Thomas’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Thomas’s operations with ours in order to realize the anticipated benefits of the Thomas Acquisition so the combined company performs as the parties anticipate:

•
combining the companies’ corporate functions;
•
combining Thomas’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Thomas Acquisition, the failure of which would result in the anticipated benefits of the Thomas Acquisition not being realized in the time frame currently anticipated or at all;
•
maintaining existing agreements with customers, partners and talent and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•
determining whether and how to address possible differences in corporate cultures and management philosophies;
•
integrating the companies’ administrative and information technology infrastructure;
•
developing products and technology that allow value to be unlocked in the future;
•
ensuring the effectiveness of Thomas’ internal control over financial reporting;
•
evaluating and forecasting the financial impact of the Thomas Acquisition transaction, including accounting charges; and
•
effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. We have incurred, and may continue to incur, significant, non-recurring costs in connection with the Thomas Acquisition and integrating the operations of Xometry and Thomas, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Purchase price accounting in connection with the Thomas Acquisition requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.

Pursuant to the acquisition method of accounting, the purchase price we paid for the Thomas Acquisition will be allocated to the underlying Thomas tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the date of the Thomas Acquisition was preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one year measurement period following the date of completion of the Thomas Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.

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

As of December 31, 2021, we had $116.7 million in cash, cash equivalents and marketable securities. In February 2022, we issued $287.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027. While we believe the net proceeds from our initial public offering and our offering of Convertible Senior Notes, together with our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least twelve months, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that our revenue will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our Class B common stock has twenty votes per share, whereas our Class A common stock has one vote per share. Our co-founders collectively own shares representing approximately 54.9% of the voting power of our outstanding capital stock, based on the number of shares outstanding as of December 31, 2021.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank

Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Being a public company and these new rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit and compensation committees.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Our amended and restated certificate of incorporation designate the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

Risks Related to our Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $287.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027 (the "Notes") that we issued in February 2022, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us, except as described in the indenture, to repurchase the notes for cash upon the occurrence of a "fundamental change" (as defined in the indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a "make-whole fundamental change" (as defined in the indenture). A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We believe that our facilities are well maintained and are generally suitable to meet our needs. All of our offices are leased and we do not own any real property. Our operating leases range in expiration from 2022 to 2026. We have leased offices and/or facilities in the following locations:

U.S. Operating Leases
City, State	Square Footage
Lexington, KY	27,514
Jackson, TN	7,200
Gaithersburg, MD	21,529
Derwood, MD	11,626
Bethesda, MD	6,781
Doraville, GA	5,600
Culver City, CA	5,838
New York, NY	33,054
Horsham, PA	24,377

International Operating Leases
City, Country	Square Footage
Ottobrunn, Germany	13,110
Prague, Czech Republic	5,920

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Supplemental item. Executive Officers of the Registrant

Our executive officers at March 1, 2022 were as follows:

Randolph Altschuler, age 51, is our co-founder and has served as our Chief Executive Officer and as a member of our board of directors since May 2013. Prior to co-founding Xometry, Mr. Altschuler served as the Co-Founder and Executive Chairman of CloudBlue Technologies, Inc., a provider of recycling services for electronic equipment, from January 2008 to September 2013. Prior to CloudBlue, Mr. Altschuler was the co-founder and co-CEO of OfficeTiger, Inc. from 2000 to 2007. In addition to serving as our Chief Executive Officer, Mr. Altschuler also serves on the board of directors of the Maryland Tech Council and Regional Manufacturing Institute of Maryland. Mr. Altschuler received a B.A. from Princeton University and an M.B.A. from Harvard Business School. Mr. Altschuler was awarded a Fulbright Scholarship and studied at the University of Vienna in Austria.

James Rallo, age 56, has served as our Chief Financial Officer since April 2020. Prior to joining Xometry, Mr. Rallo served as the President and Chief Financial Officer of Liquidity Services, a network of e-commerce marketplaces, from February 2005 to April 2019. Between roles at Liquidity Services and Xometry, Mr. Rallo briefly served as Chief Financial Officer of Stimwave Technologies LLC, a medical device company. Mr. Rallo is a Certified Public Accountant and received a B.S. in Business and Accounting from Washington and Lee University and an M.B.A. from the University of Maryland College Park.

Peter Goguen, age 58, has served as our Chief Operating Officer since March 2018. Prior to joining Xometry, Mr. Goguen served as the Executive Director of New Business Development and Launch for Detroit Manufacturing Systems LLC, a provider of high-quality vehicle interior components, from April 2015 to October 2018. Prior to that position, Mr. Goguen spent 28 years at Magna International, a Canadian mobility technology company, including most recently as Vice President of Operation from October 2010 to January 2014. Mr. Goguen received a B.S. in Mechanical Engineering from Queen’s University in Canada.

Bill Cronin, age 49, has served as our Chief Revenue Office since September 2018, and has served as our Senior Vice President of Sales and Marketing since February 2016. Prior to joining Xometry, Mr. Cronin served as the Vice President of Marketing for WeddingWire, a global marketplace for wedding professionals, from November 2013 to January 2016. Mr. Cronin previously was the VP of Marketing for USA Today and held a range of roles at Mastercard over 12 years including VP of Global Brand Building. Mr. Cronin received a B.A. from Dartmouth College.

Kathy Mayerhofer, age 59, has served as our Chief Sales Officer since February 2020, and previously served as our Senior Vice President of Sales from March 2017 to February 2020. Prior to joining Xometry, Ms. Mayerhofer served as the Director of Sales for Protolabs, a provider of rapid manufacturing of low-volume 3D printing, from April 2011 to May 2016. Ms. Mayerhofer received a B.A. in Business and Communications from St. Cloud State University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “XMTR” since June 30, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock and Class C common stock are neither listed nor traded.

Holders of Record

As of March 7, 2022, there were 193 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 7, 2022, there were 2 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Performance Graph

The following performance graph shows a comparison from June 30, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2021, of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the Russell 200 Index.

The graph assumes an initial investment of $100 on June 30, 2021. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Recent Sales of Unregistered Securities

For the period from January 1, 2020, through June 29, 2021, we granted, under our 2016 Plan options to purchase an aggregate of 2,537,888 shares of our common stock to a total of 465 employees, consultants and directors, having exercise prices ranging from $3.65 to $12.32 per share. 56,289 of such options granted under the 2016 Plan have been exercised at a weighted-average exercise price of approximately $3.91 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation D or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

Use of Proceeds from the IPO

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

There has been no material change in the planned use of proceeds from our IPO as described in the Form S-1. We used a portion of the net proceeds to repay our outstanding indebtedness under our Amended Loan and Security Agreement, which would have matured on May 1, 2022 and under which $15.0 million was outstanding at an annual interest rate of 8.7% as of the time it was repaid. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. For a discussion of our results of operation for the year ended December 31, 2019, the earliest of the three fiscal years presented, see the Company's final Prospectus on Form 424(b)(4) filed with the SEC on July 1, 2021.

Overview

Xometry Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for customers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and aftermarket parts for its customers. Xometry's corporate headquarters is located in Derwood, Maryland.

Our mission is to accelerate innovation by providing real time, equitable access to global manufacturing capacity and demand. Our vision is to drive efficiency, sustainability and innovation for industries worldwide by lowering the barriers to entry to the manufacturing ecosystem.

We are a leading AI-enabled digital manufacturing marketplace for manufacturing, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empowers sellers of manufacturing services to grow their businesses.

We define “buyers” as individuals who have placed an order to purchase parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “sellers” as individuals or businesses who have been approved by us to either manufacture a product on our platform for a buyer or have utilized our seller services, including our digital marketing services, data services, financial services or supplies.

Our revenue is primarily generated by the sale of part(s) and assemblies to our customers. The sellers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include CNC manufacturing, sheet metal manufacturing, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, injection molding, urethane casting, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Defense, Aerospace, Healthcare, Automotive, Consumer Goods, Industrial, Robotics, Government, and Education.

In addition, in mid-2020 we launched a suite of financial products and services to help our sellers better manage cash flow at all stages of job production from which we have generated a marginal amount of revenue to date. Our financial services products, such as Xometry Pay, enable sellers to stabilize and enhance their cash flows, supply discounts that allow sellers to lower their operating costs, and resource management tools to optimize their businesses. In 2021, we acquired Thomas and FactoryFour, expanding our basket of seller services to include digital marketing and data solutions and SaaS based solutions to help sellers optimize their productivity.

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

On July 2, 2021, we closed our initial public offering (“IPO”), in which we issued and sold 7,906,250 shares of our Class A common stock at an initial offering price of $44.00 per share. We received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million, and we incurred approximately $3.7 million of other offering costs.

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

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval by our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2021, the Company donated 40,266 shares of Class A common stock to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $2.2 million which is recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

On November 1, 2021, the Company acquired certain assets and liabilities from Big Blue Saw LLC ("Big Blue Saw"), subject to an Asset Purchase Agreement for total consideration of $2.5 million. The total consideration includes cash consideration at closing of $1.25 million, $250,000 of Class A common stock at closing and contingent consideration up to $1.0 million. Big Blue Saw extends our marketplace capabilities in water jet and laser cutting.

On November 5, 2021, the Company acquired certain assets and liabilities from Fusiform, Inc. (d.b.a FactoryFour), subject to an Asset Purchase Agreement for total consideration of $6.3 million. The total consideration includes cash consideration at closing of $1.9 million, $1.9 million of Class A common stock at closing and contingent consideration up to $2.5 million. FactoryFour will provide a SaaS based solution to help manufacturers in the Xometry marketplace improve lead times and make strong, data-driven decisions through real-time production tracking.

On December 7, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Thomas Publishing Company, a New York corporation (“Thomas”), NAASOM Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Shareholder Representative Services LLC, as the shareholders’ representative thereunder. Pursuant to the Merger Agreement, Merger Sub merged with and into Thomas, with Thomas continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company (the “Acquisition”), effective December 9, 2021. The aggregate consideration payable in exchange for all of the outstanding equity interests of Thomas was $300 million subject to customary adjustments as set forth in the Merger Agreement, payable in cash and shares of the Company’s Class A common stock. The Company paid approximately $198.5 million of cash and issued 2,073,422 shares of the Company’s Class A common stock to holders of Thomas shares. The acquisition of Thomas is expected to rapidly expand Xometry’s buyer and seller base, significantly enhancing Xometry’s global digital marketplace for manufacturers. Xometry also expects to leverage Thomas’ marketing and data services to deliver an unmatched suite of end-to-end services for sellers with additional financial services and digital marketing products.

On February 4, 2022, the Company completed a private offering of $250 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027 (the “Initial Notes”). The Initial Notes were issued pursuant to an indenture, dated February 4, 2022 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee.

On February 10, 2022, the Company issued an additional $37.5 million aggregate principal amount of its 1.00% Convertible Senior Notes due 2027 (the “Additional Notes”) to the initial purchasers named in the purchase agreement. The issuance of the Additional Notes was pursuant to the initial purchasers’ exercise in full of their 13-day option to purchase Additional Notes granted in the original offering of $250 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027. The proceeds from the Initial Notes and the Additional Notes (collectively referred to as the “Notes”) are expected to be used for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds for acquisitions of, or strategic investments in, complementary businesses, products, services, or technologies. However, the Company does not have agreements or commitments with respect to any such acquisition or strategic investment at this time. The Notes are general unsecured obligations of the Company and will mature on February 1, 2027, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 1.00% per year from February 4, 2022 and will be payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022.

In connection with the Notes offering, the Company received net cash proceeds of approximately $278.9 million, after deducting the initial purchasers discounts and commissions.

Factors Affecting Our Performance

Continued Growth in Our Broad Base of Sellers

We must maintain and grow our broad selection of sellers and add to our diverse array of manufacturing processes in order to continue to grow our business and maximize the efficiency of our network. We rely on our network of sellers to provide the sophisticated manufacturing processes that we offer to our buyers. We believe the value proposition for sellers, in particular increasing utilization of their manufacturing operations, is compelling. If we fail to attract new sellers to our platform and retain existing sellers, the attractiveness of our platform to buyers would decrease and we would not be able to grow our revenue. In order to increase our efficiency, we intend to continue to expand our large and growing network of sellers. The number of active sellers, which we define as sellers that have used our platform at least once during the last twelve months to manufacture a product or buy tools or supplies, has grown 43% from 1,410 for the year ended December 31, 2020 to 2,010 for the year ended December 31, 2021. As we add to our seller base, our AI-driven pricing becomes more competitive, and therefore more attractive to buyers, leading to higher revenue and improved margins. However, if we do not efficiently price the manufacturing opportunities on our platform, our revenue and margins could be adversely impacted.

Investments in Technology and Expansion of Our Platform

We have invested, and intend to continue to invest, in developing technology, tools, features, and products that provide targeted and useful solutions for our buyers and sellers. We intend to continue to invest in our AI and machine learning technologies in order to continuously improve the speed and accuracy of our pricing and placement activity. We also continue to invest in our services-oriented architecture and cloud infrastructure to support scalability. Any investments we make in these areas will occur before we recognize benefits, if any, from the investments. Further, the effectiveness of these efforts may be difficult to measure. If we are unable to continue to improve our platform, the efficiency of our platform may be impaired, and our revenue and gross profit may be adversely impacted.

Expansion of Our Offering of Seller Financial Products and Services

In 2019, we launched seller services, beginning with Xometry Supplies in the U.S., which enables our sellers to access experienced suppliers who sell competitively priced goods from leading brands. In mid-2020, we launched a suite of financial products and services to help our sellers manage cash flow at all stages of job production. These services help sellers manage their business more efficiently, even on jobs that they source outside of our platform. In December 2021, we acquired Thomas which significantly expanded our seller services to including marketing and data services for our sellers. Our suite of marketing and data services provided by Thomas help sellers grow and more efficiently run their business. We offer sellers a full slate of marketing services, including website building, search-engine optimization ("SEO") and targeted advertising to buyers, which are resources that will help them further grow their business. In November 2021, we acquired FactoryFour a cloud-based manufacturing execution system. We plan on providing this order management system to our seller community which allows shops and shop owners to digitize and automate their operations so they can focus on growing their business. In addition to being able to manage existing orders, the software is designed to integrate seamlessly with the AI-driven Xometry Marketplace and with the Thomasnet.com platform, giving suppliers a one-stop view into all of their orders. Our revenue from our seller services offerings has not been a material driver of our overall revenue to date; however, we expect revenue from seller services to grow over time including marketing and advertising services from Thomas. We believe that increased revenue from seller services will have a favorable impact on our gross margin.

Expansion of Our International Operations

In 2019, we launched Xometry in Europe. We believe there is significant opportunity in the global manufacturing ecosystem for our marketplace. With operations throughout the majority of the contiguous United States and customers in Europe and Asia, we have established footholds in major markets around the world. We will continue to dedicate sales and marketing resources to develop our seller networks and attract buyers to our marketplace in other regions. We may not recognize benefits from these investments, and we may not effectively manage additional risks relating to operating outside the United States, including increased operational and regulatory risks.

COVID-19 Pandemic

The on-going COVID-19 pandemic has globally resulted in loss of life, business closures impacting our buyers and sellers. Even after the COVID-19 pandemic subsides, it may have a continued and lasting impact on the global economy, including our business. Future shelter-in-place orders and similar regulations impact the ability of our buyers and sellers to operate their businesses. Any limitations on or disruptions or closures of buyers’ and sellers’ businesses could adversely affect our business.

The COVID-19 pandemic to date has not significantly adversely impacted the growth of our business. We believe the COVID-19 pandemic has validated our platform, highlighting the need for resilient supply chains, and reshaping the way buyers source their manufacturing needs.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we use the following key operational and business metrics to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and develop forecasts, and make strategic decisions:

Active Buyers

We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform.

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 28,130 as of December 31, 2021, up 49% from 18,846 as of December 31, 2020. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended December 31, 2021, 95% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 701 as of December 31, 2021, up 80% from 389 as of December 31, 2020.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude interest expense, interest and dividend income and other expense, depreciation and amortization, stock-based compensation expense, charitable contributions, transaction costs, income from an unconsolidated joint venture and impairment charges. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the year ended December 31, 2021, Adjusted EBITDA declined to $(39.8) million, compared to Adjusted EBITDA of $(23.5) million in 2020. For the year ended December 31, 2021, Adjusted EBITDA increased to (18.2)% of revenue, as compared to (16.6)% of revenue in 2020, driven primarily by higher operating expense as we continue to scale our business.

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

	Year Ended December 31,
	2021	2020
Net loss	$(61,381)	$(31,085)
Addback (deduct)
Interest expense, interest and dividend income and other expenses	2,736	1,869
Depreciation and amortization	3,596	3,120
Stock based compensation expense	7,395	1,006
Charitable contribution of common stock	2,242	—
Transaction costs	5,696	—
Income from unconsolidated joint venture	(41)	—
Impairment of goodwill and intangibles	—	1,592
Adjusted EBITDA	$(39,757)	$(23,498)

Components of Results of Operations

Revenue

Our revenue is primarily comprised of sales to buyers through our platform. Buyers purchase specialized CNC manufacturing, sheet metal manufacturing, 3D printing, injection molding, urethane casting, finishing services. Buyer purchases range from rapid prototyping of single parts to high-volume production on our marketplace. These products are primarily manufactured by our network of sellers. We also derive a portion of our revenue from our offerings to sellers, which includes seller services which includes marketing and advertising services, SaaS based solutions and financial products. In 2022 and going forward, we expect a significant portion of our revenue to be derived from our seller services which includes Thomas.

Cost of Revenue

Cost of revenue primarily consists of the cost to us of the products that are manufactured or produced by us or our sellers for delivery to buyers on our platform, internal and external production costs, shipping costs and certain internal depreciation. We expect cost of revenue to increase in absolute dollars to the extent our revenue increases and transaction volume increases. As we add sellers to our Xometry platform and are able to expand our network liquidity effect, we expect cost of revenue to decline as a percent of revenue over time.

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

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture is income attributable to use from a joint venture of which we hold a 50% ownership interest.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The following table sets forth our statement of operations data for the years indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$218,336	$141,406
Cost of revenue	161,195	108,120
Gross profit	57,141	33,286
Operating expenses:
Sales and marketing	39,422	22,567
Operations and support	23,683	14,111
Product development	17,780	12,186
General and administrative	34,942	12,046
Impairment of goodwill and intangible assets	—	1,592
Total operating expenses	115,827	62,502
Loss from operations	(58,686)	(29,216)
Other (expenses) income:
Interest expense	(852)	(1,089)
Interest and dividend income	982	—
Other expenses	(2,866)	(780)
Income from unconsolidated joint venture	41	—
Total other expenses	(2,695)	(1,869)
Net loss	(61,381)	(31,085)
Deemed dividend to preferred stockholders	—	(8,801)
Net loss attributable to noncontrolling interest	2	—
Net loss attributable to common stockholders	$(61,379)	$(39,886)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the years indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	100.0%	100.0%
Cost of revenue	73.8%	76.5%
Gross profit	26.2%	23.5%
Operating expenses:
Sales and marketing	18.1%	16.0%
Operations and support	10.8%	10.0%
Product development	8.1%	8.6%
General and administrative	16.0%	8.5%
Impairment of goodwill and intangible assets	0.0%	1.1%
Total operating expenses	53.0%	44.2%
Loss from operations	(26.8)%	(20.7)%
Other (expenses) income:
Interest expense	(0.4)%	(0.8)%
Interest and dividend income	0.4%	—%
Other expenses	(1.3)%	(0.6)%
Income from unconsolidated joint venture	—%	—%
Total other expenses	(1.3)%	(1.4)%
Net loss	(28.1)%	(22.1)%
Deemed dividend to preferred stockholders	—%	(6.2)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(28.1)%	(28.3)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

Total revenue increased $76.9 million, or 54%, from $141.4 million for the year ended December 31, 2020 to $218.3 million for year ended December 31, 2021. This increase was primarily the result of a 49% increase in active buyers resulting from investment in sales and marketing, as well as existing buyers increasing their spend on the platform from the prior year.

Total revenue from our U.S. and International operating segments for the years ended December 31, 2021 and 2020, was $202.0 million and $138.3 million, respectively, for the U.S., and $16.3 million and $3.1 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $53.1 million, or 49%, from $108.1 million for the year ended December 31, 2020 to $161.2 million for the year ended December 31, 2021. This increase was primarily the result of an increase in payments to sellers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace.

Gross Profit and Margin

Gross profit increased $23.9 million, or 72%, from $33.3 million for the year ended December 31, 2020 to $57.1 million for the year ended December 31, 2021. The increase in gross profit was due primarily to the increase in revenue described above.

Gross margin increased to 26.2% for the year ended December 31, 2021 from 23.5% for the year ended December 31, 2020. Our AI-driven platform pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active sellers resulting in a lower cost of revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $16.9 million, or 75%, from $22.6 million for the year ended December 31, 2020 to $39.4 million for the year ended December 31, 2021, a result of continued investment to drive revenue growth, additional employees and increased compensation-related expenses including stock based compensation primarily related to options granted in 2021, as compared to the prior year. As a percent of total revenue, sales and marketing expenses increased to 18% for the year ended December 31, 2021 from 16% for the year ended December 31, 2020.

For the years ended December 31, 2021 and 2020, stock based compensation expense recorded in sales and marketing was $1.2 million and $0.2 million, respectively. Excluding stock based compensation, sales and marketing would be 17.5% and 15.8% of revenue as of December 31, 2021 and 2020, respectively.

Operations and Support

Operations and support increased $9.6 million, or 68%, from $14.1 million for the year ended December 31, 2020 to $23.7 million for the year ended December 31, 2021, primarily as a result of additional employees hired to support the growth of buyer and seller activity on our platform, and increased stock based compensation expense primarily related to options granted in 2021, as compared to the prior year. As a percent of total revenue, operations and support expenses remained relatively flat at approximately 10% for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, stock based compensation expense recorded in operations and support was $2.7 million and $0.3 million, respectively. Excluding stock based compensation, operations and support would be 9.6% and 9.8% of revenue as of December 31, 2021 and 2020, respectively.

Product Development

Product development expense increased $5.6 million, or 46%, from $12.2 million for the year ended December 31, 2020 to $17.8 million for the year ended December 31, 2021, a result of additional employees and increased stock based compensation expense primarily related to options granted in 2021, as compared to the prior year. As a percent of total revenue, product development expenses decreased to 8% for the year ended December 31, 2021 from 9% for the year ended December 31, 2020.

For the years ended December 31, 2021 and 2020, stock based compensation expense recorded in product development was $1.7 million and $0.4 million, respectively. Excluding stock based compensation, product development would be 7.3% and 8.4% of revenue as of December 31, 2021 and 2020, respectively.

General and Administrative

General and administrative expense increased $22.9 million, or 190%, from $12.0 million for the year ended December 31, 2020 to $34.9 million for the year ended December 31, 2021, primarily as a result of an increase in compensation-related expenses, including stock based compensation, additional legal, accounting and finance headcount and third party expenses due to becoming a public company in July 2021, as well as additional overhead expenses to support the growth of our business operations. During 2021, the Company also made charitable contributions of $2.2 million and incurred transaction costs of $5.7 million resulting from the acquisition of Big Blue Saw, FactoryFour and Thomas. As a percent of total revenue, general and administrative expenses increased to 16% for year ended December 31, 2021 from 9% for the year ended December 31, 2020.

For the years ended December 31, 2021 and 2020, stock based compensation expense recorded in general and administrative was $1.8 million and $0.2 million, respectively. Excluding stock based compensation, general and administrative would be 15.2% and 8.4% of revenue as of December 31, 2021 and 2020, respectively.

Other (Expenses) Income

Interest Expense

Interest expense decreased by $0.2 million, or 22%, from $1.1 million for the year ended December 31, 2020 to $0.9 million for the year ended December 31, 2021, as a result of repaying our outstanding borrowings under our term loan in July 2021.

Interest and dividend income

Interest and dividend income increased by $1.0 million, primarily as a result of interest and dividend on marketable securities in 2021.

Other Expenses

Other expenses increased by $2.1 million, or 267%, from $0.8 million for the year ended December 31, 2020 to $2.9 million for the year ended December 31, 2021, as a result of a $0.3 million loss on extinguishment of debt from the repayment of the term loan in July 2021, $1.9 million of unrealized loss on marketable securities and $0.7 million of other expenses.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the year ended December 31, 2021 and 2020, was $51.2 million and $22.1 million, respectively. Total segment loss from our International operating segment for the year ended December 31, 2021 and 2020, was $10.2 million and $9.0 million, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our equity securities, convertible debt securities and borrowings under our term loan facility. As of December 31, 2021, our cash and cash equivalents, and marketable securities totaled $116.7 million, compared with $59.9 million as of December 31, 2020. We believe our existing cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

On July 2, 2021, we closed our planned initial public offering ("IPO"), in which we issued and sold 7,906,250 shares of our Class A common stock. The initial offering price was $44.00 per share. We received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million. The Company also incurred approximately $3.7 million of other offering costs in connection with its IPO. In August 2021, we invested approximately $266.6 million of proceeds from our IPO in marketable securities. We consider marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Consolidated Balance Sheets. As of December 31, 2021, the Company held $30.5 million of marketable securities. In February 2022, we issued $287.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Cash Flows

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(68,571)	$(22,049)
Net cash (used in) provided by investing activities	(212,748)	6,670
Net cash provided by financing activities	307,768	35,261

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $68.6 million, primarily due to a net loss of $(61.4) million adjusted for non-cash charges of $16.5 million and a net decrease in our operating assets and liabilities of $23.6 million. The non-cash adjustments primarily relate to stock-based compensation of $7.4 million, depreciation and amortization of $3.6 million, donated common stock of $2.2 million and unrealized loss on marketable securities of $2.0 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $11.1 million and prepaid expenses of $4.0 million and a decrease in accrued expenses of $12.0 million and contract liabilities of $1.6 million. These decreases are partially offset by increases in accounts payable of $5.2 million.

For the year ended December 31, 2020, net cash used in operating activities was $22.0 million, primarily due to a net loss of $(31.1) million adjusted for non-cash charges of $7.1 million offset by a net increase in our operating assets and liabilities of $2.0 million. The non-cash adjustments primarily relate to stock-based compensation of $1.0 million, impairment of goodwill and intangible assets of $1.6 million, reduction in carrying amount of right of use asset of $1.0 million and depreciation and amortization of $3.1 million. The net increase in operating assets and liabilities is primarily driven by an increase in accrued expenses of $8.6 million. This increase is offset by a decrease in accounts receivable of $2.1 million, accounts payable of $2.4 million and lease liabilities of $1.0 million.

Investing Activities

Cash used by investing activities was $212.7 million during the year ended December 31, 2021 primarily due to three business acquisitions completed during 2021 for an aggregate of $174.6 million and the purchase of $267.5 million of marketable securities offset by proceeds from the issuance of $235.0 million of marketable securities.

Cash provided in investing activities was $6.7 million during the year ended December 31, 2020, primarily due to $28.6 million from the settlement of short-term investments partially offset by the purchase of short-term investments of $17.7 million.

Financing Activities

Cash provided by financing activities was $307.8 million during the year ended December 31, 2021, primarily from the proceeds of our initial public offering of $325.3 million, partially offset by the repayment of term-loan of $16.1 million.

Cash provided by financing activities was $35.3 million during the year ended December 31, 2020, reflecting $39.6 million of proceeds from the issuance of convertible preferred stock, net of cost and $4.0 million of proceeds from the term loan facility, partially offset by an $8.8 million deemed dividend to certain preferred stockholders.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

Our critical accounting estimates are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting estimates is essential when reviewing our financial statements. We believe that the critical accounting estimates listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Business Combinations

During the fourth quarter of 2021, we acquired three businesses that we accounted for as business combinations. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill acquired include but are not limited to future (i) expected cash flows from acquired customer relationships, (ii) attrition, (iii) gross profit and (iv) discount rate. To the extent our estimates and assumptions change during the measurement period, the fair value of the acquired intangible asset and goodwill could change materially.

Emerging Growth Company Status

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

Our revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations could be impacted by changes in exchange rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures such as those caused by the conflict in Ukraine, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Xometry, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xometry, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule, Schedule II - Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

March 18, 2022

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$86,262	$59,874
Marketable securities	30,465	—
Accounts receivable, less allowance for doubtful accounts of $0.8 million and $0.6 million as of December 31, 2021 and 2020, respectively	32,427	14,574
Inventory	2,033	2,294
Prepaid expenses	6,664	913
Deferred sales commissions	5,283	—
Other current assets	297	—
Total current assets	163,431	77,655
Property and equipment, net	10,287	6,113
Operating lease right-of-use assets	27,489	1,922
Investment in unconsolidated joint venture	4,198	—
Intangible assets, net	41,736	1,652
Goodwill	254,672	833
Other assets	773	788
Total assets	$502,586	$88,963
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$12,718	$5,640
Accrued expenses	30,905	13,606
Contract liabilities	7,863	2,355
Operating lease liabilities, current portion	5,549	1,013
Finance lease liabilities, current portion	2	14
Short-term debt	—	15,753
Total current liabilities	57,037	38,381
Operating lease liabilities, net of current portion	16,920	1,118
Income taxes payable	1,468	—
Other liabilities	1,678	—
Total liabilities	77,103	39,499
Commitments and contingencies (Note 12)
Convertible preferred stock
Convertible preferred stock, $0.000001 par value, Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D and Series E. Authorized; zero shares and 27,970,966 shares, zero shares and 27,758,941 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	160,713
Stockholders’ equity (deficit)
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares and zero shares; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.000001 par value. Authorized; zero shares and 42,000,000 shares; zero shares and 7,755,782 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares and zero shares 43,998,404 shares and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares and zero shares, 2,676,154 shares and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	597,641	503
Accumulated other comprehensive income	149	210
Accumulated deficit	(173,341)	(111,962)
Total stockholders’ equity (deficit)	424,449	(111,249)
Noncontrolling interest	1,034	—
Total equity (deficit)	425,483	(111,249)
Total liabilities, convertible preferred stock and stockholders’ equity	$502,586	$88,963
See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue	$218,336	$141,406	$80,228
Cost of revenue	161,195	108,120	65,492
Gross profit	57,141	33,286	14,736
Sales and marketing	39,422	22,567	14,599
Operations and support	23,683	14,111	10,314
Product development	17,780	12,186	10,637
General and administrative	34,942	12,046	8,016
Impairment of goodwill and intangible assets	—	1,592	1,719
Total operating expenses	115,827	62,502	45,285
Loss from operations	(58,686)	(29,216)	(30,549)
Other (expenses) income
Interest expense	(852)	(1,089)	(241)
Interest and dividend income	982	—	—
Other expenses	(2,866)	(780)	(204)
Income from unconsolidated joint venture	41	—	—
Total other expenses	(2,695)	(1,869)	(445)
Net loss	(61,381)	(31,085)	(30,994)
Deemed dividend to preferred stockholders	—	(8,801)	—
Net loss attributable to noncontrolling interest	2	—	—
Net loss attributable to common stockholders	$(61,379)	$(39,886)	$(30,994)
Net loss per share, basic and diluted	$(2.33)	$(5.32)	$(4.88)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	26,318,349	7,492,876	6,345,498

Comprehensive loss:
Foreign currency translation	$(61)	$210	$—
Total other comprehensive (loss) income	(61)	210	—
Net loss	(61,381)	(31,085)	(30,994)
Comprehensive loss	(61,442)	(30,875)	(30,994)
Comprehensive loss attributable to noncontrolling interest	—	—	—
Total comprehensive loss attributable to common stockholders	$(61,442)	$(30,875)	$(30,994)

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2018	19,989,118	$66,227	6,083,135	$—	—	$—	—	$—	$775	$—	$(46,615)	$(45,840)	$—	$(45,840)
Issuance of common stock	—	—	1	—	—	—	—	—	—	—	—	—	—	—
Issuance of convertible preferred stock	5,494,064	54,929	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	455,665	—	—	—	—	—	450	—	—	450	—	450
Shares issued in business combination	—	—	750,770	—	—	—	—	—	2,743	—	—	2,743	—	2,743
Stock based compensation	—	—	—	—	—	—	—	—	544	—	—	544	—	544
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(30,994)	(30,994)	—	(30,994)
Total comprehensive loss														(30,994)
Balance, December 31, 2019	25,483,182	121,156	7,289,571	—	—	—	—	—	4,512	—	(77,609)	(73,097)	—	(73,097)
Repurchase of convertible preferred stock	(2,246,886)	(12,852)	—	—	—	—	—	—	(5,578)	—	(3,223)	(8,801)	—	(8,801)
Issuance of convertible preferred stock	4,522,645	52,409	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	466,211	—	—	—	—	—	563	—	(45)	518	—	518
Stock based compensation	—	—	—	—	—	—	—	—	1,006	—	—	1,006	—	1,006
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	210	—	210	—	210
Net loss	—	—	—	—	—	—	—	—	—	—	(31,085)	(31,085)	—	(31,085)
Total comprehensive loss														(30,875)
Balance, December 31, 2020	27,758,941	160,713	7,755,782	—	—	—	—	—	503	210	(111,962)	(111,249)	—	(111,249)
Conversion of convertible preferred stock in connection with the initial public offering	(27,758,941)	(160,713)	—	—	27,351,633	—	407,308	—	160,713	—	—	160,713	—	160,713
Exercise of common stock options	—	—	910,015	—	178,402	—	—	—	2,291	—	—	2,291	—	2,291
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)	—	6,396,951	—	2,268,846	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	24,242	—	—	—	40	—	—	40	—	40
Issuance of common stock in connection with the initial public offering, net of underwriters' discount	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263	—	325,263
Costs of initial public offering	—	—	—	—	—	—	—	—	(3,678)	—	—	(3,678)	—	(3,678)
Shares issued in business combination	—	—	—	—	2,100,660	—	—	—	102,888	—	—	102,888	—	102,888
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	—	—	—	—	—	—	1,036	1,036
Donated common stock	—	—	—	—	40,266	—	—	—	2,226	—	—	2,226	—	2,226
Stock based compensation	—	—	—	—	—	—	—	—	7,395	—	—	7,395	—	7,395
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	—	—	—	(61,379)	(61,379)	(2)	(61,381)
Total comprehensive loss														(61,442)
Balance, December 31, 2021	—	$—	—	$—	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	$424,449	$1,034	$425,483

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(61,381)	$(31,085)	$(30,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,596	3,120	1,847
Impairment of goodwill and intangible assets	—	1,592	1,719
Reduction in carrying amount of right-of-use asset	1,056	1,045	647
Stock based compensation	7,395	1,006	544
Non-cash interest expense	111	320	259
Loss on debt extinguishment	272	—	—
Income from unconsolidated joint venture	(41)	—	—
Donation of common stock	2,226	—	—
Unrealized loss on marketable securities	2,002	—	—
Inventory write off	—	(15)	(141)
Loss (gain) on sale of property and equipment	20	—	(128)
Accretion of discount on short-term investments	—	—	(37)
Deferred taxes benefit	(179)	—	—
Changes in other assets and liabilities:
Accounts receivable, net	(11,117)	(2,130)	(5,505)
Inventory	293	(956)	(555)
Prepaid expenses	(4,025)	(210)	(2)
Deferred commissions	147	—	—
Other assets	317	(469)	(137)
Accounts payable	5,215	(2,350)	2,813
Accrued expenses	(12,008)	8,569	2,562
Contract liabilities	(1,625)	518	636
Lease liabilities	(845)	(1,004)	(653)
Net cash used in operating activities	(68,571)	(22,049)	(27,125)
Cash flows from investing activities:
Purchase of marketable securities	(267,467)	—	—
Proceeds from sale of marketable securities	235,000	—	—
Purchase of short-term investments	—	(17,711)	(28,850)
Proceeds from short-term investments	—	28,571	30,470
Purchases of property and equipment	(6,262)	(4,190)	(2,693)
Proceeds from life insurance	627	—	—
Proceeds from sale of property and equipment	—	—	155
Cash paid for business combinations, net of cash acquired	(174,646)	—	(1,432)
Net cash (used in) provided by investing activities	(212,748)	6,670	(2,350)
Cash flows from financing activities:
Proceeds from issuance of Series A-2, Series B, Series C, Series D and Series E convertible preferred stock, net of issuance costs	—	52,409	54,929
Repurchase of Series A-2, Series B, Series C and Series D convertible preferred stock	—	(12,852)	—
Deemed dividend to preferred stockholders	—	(8,801)	—
Proceeds from initial public offering, net of underwriters' discount	325,263	—	—
Payments in connection with initial public offering	(3,678)	—	—
Proceeds from stock options exercised	2,291	518	450
Proceeds from the exercise of warrants	40	—	—
Proceeds from term loan	—	4,000	—
Payment on line of credit, net	—	—	(500)
Repayment of term loan	(16,136)	—	—
Proceeds from other borrowings	—	4,783	—
Repayment of other borrowings	—	(4,783)	—
Payments on finance lease obligations	(12)	(13)	(164)
Net cash provided by financing activities	307,768	35,261	54,715
Effect of foreign currency translation on cash and cash equivalents	(61)	(130)	—
Net increase in cash and cash equivalents	26,388	19,752	25,240
Cash and cash equivalents at beginning of the year	59,874	40,122	14,882
Cash and cash equivalents at end of the year	$86,262	$59,874	$40,122
Supplemental cash flow information:
Cash paid for interest	$907	$1,269	$1,111
Non-cash investing activity:
Non-cash consideration in connection with business combination	$105,227	$—	$2,743

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for customers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and aftermarket parts for its customers. Xometry's corporate headquarters is located in Derwood, Maryland.

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

On November 1, 2021, the Company acquired certain assets and liabilities from Big Blue Saw LLC ("Big Blue Saw"), subject to an Asset Purchase Agreement for total consideration of $2.5 million. The total consideration includes cash consideration at closing of $1.25 million, $250,000 of Class A common stock at closing and contingent consideration up to $1.0 million. Big Blue Saw extends our marketplace capabilities in water jet and laser cutting.

On November 5, 2021, the Company acquired certain assets and liabilities from Fusiform, Inc. (d.b.a FactoryFour), subject to an Asset Purchase Agreement for total consideration of $6.3 million. The total consideration includes cash consideration at closing of $1.9 million, $1.9 million of Class A common stock at closing and contingent consideration up to $2.5 million. FactoryFour provides a SaaS based solution to help manufacturers in the Xometry marketplace improve lead times and make strong, data-driven decisions through real-time production tracking.

On December 7, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Thomas Publishing Company, a New York corporation (“Thomas”), NAASOM Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Shareholder Representative Services LLC, as the shareholders’ representative thereunder. Pursuant to the Merger Agreement, Merger Sub merged with and into Thomas, with Thomas continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company (the “Acquisition”), effective December 9, 2021.

The aggregate consideration payable in exchange for all of the outstanding equity interests of Thomas was $300 million subject to customary adjustments as set forth in the Merger Agreement, payable in cash and shares of the Company’s Class A common stock. The Company paid approximately $198.5 million of cash and issued 2,073,422 shares of the Company’s Class A common stock to holders of Thomas shares. The acquisition of Thomas is expected to expand Xometry’s buyer and seller base, enhancing Xometry’s global digital marketplace for manufacturers. Xometry also expects to leverage Thomas’ marketing and data services to deliver a suite of end-to-end services for sellers with additional financial services and digital marketing products.

The financial results of Big Blue Saw, FactoryFour and Thomas have been included in our consolidated financial statements from the date of acquisition. See “Note 13—Acquisitions.”

Initial Public Offering

On July 2, 2021, the Company closed its planned initial public offering ("IPO"), in which it issued and sold 7,906,250 shares of its Class A common stock. The initial offering price was $44.00 per share. The Company received net proceeds of approximately $325.3 million from the IPO after deducting underwriting discounts and commissions of $22.6 million. The Company also incurred approximately $3.7 million of other offering costs in connection with its IPO.

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

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval by our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2021, the Company donated 40,266 shares of Class A common stock to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $2.2 million which is recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

(2)
Summary of Significant Accounting Policies
(a)
Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Xometry and its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements and related disclosures are presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent Japan is the Euro ("Euro") and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity.

Noncontrolling Interest

In connection with the acquisition of Thomas on December 9, 2021, we assumed a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our financial statements since December 9, 2021. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity (deficit) on our Consolidated Balance Sheets. We include net income (loss) attributable to the noncontrolling interests in net income (loss) in our Consolidated Statements of Operations and Comprehensive Loss.

(b)
Reclassifications

Certain line items on the Company’s consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

(c)
Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

In light of the currently unknown duration and severity of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As of the date these consolidated financial statements were issued, the impacts of the COVID-19 pandemic did not have a significant impact on our estimates or judgments. Judgments and assumptions may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and economic recovery that could result in a meaningful impact on our consolidated financial statements in future reporting periods.

(d)
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

(e)
Fair Value Measurements and Financial Instruments

The Company measures certain assets and liabilities at fair value on a recurring basis based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability.

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company's marketable securities are recorded at fair value.

(f)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts and investments in money market funds. The Company considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates fair value.

(g)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. Our marketable securities represent our investment in the short term bond fund. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Consolidated Balance Sheets. As of December 31, 2021, the Company's marketable securities of $30.5 million were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. During the period from August 2021 through December 31, 2021, the Company recorded an unrealized loss of $2.0 million related to these securities which is recorded in other expenses on the Consolidated Statements of Operations and Comprehensive Loss.

(h)
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

(i)
Inventory

Inventory consists primarily of work-in-progress, raw materials and tools. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts, if needed.

(j)
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

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $5.2 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(k)
Investment In Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture using the equity method of accounting as we exercise significant influence, but do not control the entity. Under the equity method of accounting, the net equity investments of the Company are reflected in the accompanying Consolidated Balance Sheets and the Company’s share of net income from the joint venture is included in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investment in the unconsolidated joint venture may be other-than-temporarily-impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such a decline in value is deemed to be other than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee and available information that may affect the value of our investment.

No impairment loss on our investment in unconsolidated joint venture was recognized during the year ended December 31, 2021.

(l)
Revenue

The Company derives substantially all of its revenue in the U.S. and Europe from the sale of parts and assemblies fulfilled using a vast network of manufacturers. The Company recognizes revenue from the sales to its buyers pursuant to Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The Company determines that a contract exists between the Company and the customer when the customer accepts the quote and places the order, all of which are governed by the Company’s standard terms and conditions or other agreed terms with Xometry’s customers. Upon completion of an order through Xometry’s platform, the Company identifies the performance obligation(s) within that order to complete the sale of the manufactured part(s) or assembly. Using Xometry’s in-house technology, the Company determines the price for the manufactured part(s) or assembly on a stand-alone basis at order initiation. The Company recognizes revenue from sales to Xometry’s customers upon shipment, at which point control over the part(s) or assembly have transferred.

The Company has concluded that the Company is principal in the sale of part(s) and assemblies that use the Company’s network of third-party manufacturers because the Company controls the manufacturing by obtaining a right to direct a third-party manufacturer to fulfill the performance obligation Xometry has with the Company’s customer on Xometry’s behalf. The Company has considered the following conditions of the sale: (i) the Company has the obligation of providing the specified product to the customer, (ii) the Company has discretion with respect to establishing the price of the product and the price the Company pays the sellers and the Company has margin risk on all of Xometry’s sales, (iii) the Company has discretion in determining how to fulfill each order, including selecting the seller and (iv) Xometry bears certain risk for product quality to the extent the buyer is not satisfied with the final product.

In connection with the acquisition of Thomas on December 9, 2021, our revenue also includes the sale of internet advertising. This revenue is generally recognized as control is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product. A purchase order with a customer may involve multiple performance obligations, including a combination of some or all of the products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period or at the point in time in which the performance obligations are satisfied. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. For purchase orders involving multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling price, and recognized as revenue when each individual product is transferred to the customer.

Revenue is shown net of estimated returns, refunds, and allowances. At December 31, 2021, the Company has a $0.2 million provision for estimated returns, refunds or allowances. At December 31, 2020, the Company has a $0.1 million provision for estimated returns, refunds or allowances.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are derived from payments received at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities (in thousands):

Contract liabilities at December 31, 2019	$1,821
Revenue recognized	(67,450)
Payments received in advance	67,984
Contract liabilities at December 31, 2020	$2,355
Acquired contract liabilities	6,634
Revenue recognized	(126,997)
Payments received in advance	125,871
Contract liabilities at December 31, 2021	$7,863

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses and cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss. For the period from December 9, 2021 through December 31, 2021, we recognized approximately $0.5 million of amortization related to deferred sales commissions.

(m)
Cost of Revenue

Cost of revenue primarily consists of the cost of the products that are manufactured or produced by the Company’s sellers for delivery to buyers on the Company's platforms, internal and external production costs, shipping costs, and certain internal depreciation.

(n)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities (net of current portion) in the Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above. For leases with terms of twelve months or less, the Company does not recognize a ROU assets or lease liabilities on the Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Consolidated Balance Sheets.

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

(o)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the years ended December 31, 2021 and 2020, the Company’s advertising costs were $20.7 million and $12.0 million, respectively.

(p)
Operations and Support

Operations and support expenses are the costs the Company incurs in support of the customers and sellers on Xometry’s platforms which are provided by phone, email and chat for purposes of resolving customer and seller related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering customer and seller service.

(q)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(r)
General and Administrative

General and administrative expenses primarily consist of professional service fees and certain depreciation and amortization expense. It also includes compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel.

(s)
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

(t)
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the year. For the years in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive. Vested RSUs that have not been settled have been included in the appropriate common share class used to calculate basic net loss per share.

Subsequent to the Company's IPO on July 2, 2021, the Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income available to common stockholders for the year to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the year had been distributed. Certain unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses.

(u)
Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is established.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained and are measured at the largest amount that is greater than 50% likely of being realized. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Changes in recognition or measurement are reflected in the year in which the change in judgment occurs.

(v)
Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(w)
Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to 15 years. Xometry reviews definite-lived intangible assets for impairment under the long-lived asset model described in Property and Equipment and Long-Lived Assets above.

(x)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Goodwill is not amortized. The Company test goodwill for impairment annually in the fourth quarter, or more frequently, if needed, and when there is a triggering event (e.g., a deterioration in general economic conditions or in the environment in which Xometry operates).

When impairment indicators are identified the Company compares each reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between each reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

Xometry determines the fair value of each reporting unit using an income approach. Under the income approach, the Company based fair value on estimated discounted future cash flows of each reporting unit. Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others (Level 3).

(y)
Recently Issued Accounting Standards

New Accounting Pronouncements Effective in the Year Ended December 31, 2021

In October 2021, the FASB issued a new accounting standard on the topic of business combinations, accounting for contract assets and contract liabilities from contracts with customers, Accounting Standard Update ("ASU") 2021-08, Business Combinations (Topic 805). The amendment in this update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. This update requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for interim and annual periods beginning after December 15, 2022 with early adoption permitted. The Company adopted ASU 2021-08 on November 1, 2021. In connection with the Company's business combinations during the fourth quarter of 2021, the Company recognized its acquired contract asset and liabilities in accordance with ASC 606.

New Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses ("Topic 326"), Measurement of Credit Losses on Financial Instruments. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated financial statements and related disclosures.

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

For 2021, no customer accounted for more than 10% of the Company's revenues. For 2020, one customer accounted for more than 10% of the Company’s revenue with a total concentration of approximately 11.2%. As of December 31, 2021 and 2020, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4)
Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020

Raw materials	$105	$634
Work-in-progress	1,324	1,247
Tools inventory	365	312
Finished goods	239	101
Total	$2,033	$2,294

(5)
Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of December 31, 2021 and 2020 (in thousands):

		December 31,
	Useful Life	2021	2020

Technology hardware	3 years	$2,220	$1,452
Manufacturing equipment	5 years	2,946	2,603
Capitalized software development	3 years	13,126	8,123
Patent	17 years	157	157
Leasehold improvements	Shorter of useful life or lease term	1,222	717
Furniture and fixtures	7 years	1,155	675
Total		20,826	13,727
Less accumulated depreciation		(10,539)	(7,614)
Property and Equipment, net		$10,287	$6,113

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$104	$230	$282
Sales and marketing	11	23	23
Operations and support	155	193	136
Product development	2,655	1,543	975
General and administrative	207	298	130
Total depreciation expense	$3,132	$2,287	$1,546

(6)
Leases

Operating lease expense for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of revenue	$93	$196	$169
Operations and support	137	—	—
General and administrative	1,512	1,024	766
Total operating lease expense	$1,742	$1,220	$935

The following table includes supplemental cash and non-cash information related to Xometry’s leases during 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,600	1,222	724
Financing cash flows from financing leases	12	13	164
Right of use assets obtained in exchange for lease obligations:	26,706	95	-
Reduction to right of use assets resulting from reductions to lease obligations:	(84)	-	-

The increases in our right-of-use lease assets are primarily related to our acquisitions during the fourth quarter of 2021, see Note 13 - Acquisitions.

Xometry’s aggregate annual lease obligations at December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$6,329	$2
2023	6,386	—
2024	6,079	—
2025	5,119	—
2026	262	—
Total undiscounted lease obligations	24,175	2
Less imputed interest	(1,706)	—

Net lease obligations	$22,469	$2

The following are the remaining weighted average lease terms and discount rates for Xometry’s leases as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term (in years)	4.0	2.7
Weighted average discount rate	4.05%	8.45%

(7)
Common Stock

Prior to the Company's IPO on July 2, 2021, holders of common stock were entitled to one vote per share, receive dividends and, upon liquidation or dissolution, were entitled to receive all assets available for distribution to stockholders. The holders had no preemptive or other subscription rights and there were no redemption or sinking fund provisions with respect to such shares. Common stock was subordinate to the preferred stock with respect to dividend rights, rights upon liquidation, and dissolution of the Company.

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

During 2020, certain Series A-2, B, C and D Convertible Preferred stockholders planned to sell their Convertible Preferred Stock to a third party. The Company exercised its right of first refusal to reacquire these shares of Convertible Preferred Stock from these certain stockholders at the same price the third party was willing to pay for such shares of Convertible Preferred Stock. In conjunction with the Series E offering, the Company sold the same shares of Series A-2, B, C and D Convertible Preferred Stock to the Series E investors for the same price that the Company paid to acquire such shares of Convertible Preferred Stock. The Company recorded an $8.8 million deemed dividend to the selling stockholders, which represents the excess of the purchase price of the shares of Convertible Preferred Stock purchased by the Company over the original cost of the shares and was recorded in additional paid-in-capital and accumulated deficit.

The following table is a reconciliation of the Convertible Preferred Stock reacquired and reissued in 2020 (in thousands, except share data):

	2019	2020	2020	2020	2019	2020	2020	2020
	Outstanding Convertible Preferred Stock	Convertible Preferred Stock Repurchased	Convertible Preferred Issued	Outstanding Convertible Preferred Stock	Carrying Value	Cash Paid to Reacquire Convertible Preferred Stock	Convertible Preferred Issuance	Carrying Value
Series:
Series Seed-1 Convertible Preferred Stock	4,200,000	—	—	4,200,000	$4,200	$—	$—	$4,200
Series Seed-2 Convertible Preferred Stock	2,188,322	—	—	2,188,322	2,998	—	—	2,998
Series A-1 Convertible Preferred Stock	4,211,094	—	—	4,211,094	8,704	—	—	8,704
Series A-2 Convertible Preferred Stock	1,591,230	(1,136,622)	1,136,622	1,591,230	6,957	(5,001)	10,883	12,839
Series B Convertible Preferred Stock	4,044,271	(390,152)	390,152	4,044,271	18,612	(2,001)	3,736	20,347
Series C Convertible Preferred Stock	3,754,201	(405,453)	405,453	3,754,201	24,756	(2,700)	3,948	26,004
Series D Convertible Preferred Stock	5,494,064	(314,659)	314,659	5,494,064	54,929	(3,150)	3,085	54,864
Series E Convertible Preferred Stock	—	—	2,275,759	2,275,759	—	—	30,757	30,757
Totals	25,483,182	(2,246,886)	4,522,645	27,758,941	$121,156	$(12,852)	$52,409	$160,713
Deemed dividend paid to preferred stockholders						(8,801)
Total						$(21,653)

(a)
Voting

Each share of Convertible Preferred Stock had voting rights equal to an equivalent number of shares of common stock into which was convertible and votes together as one class with the common stock.

(b)
Dividends

The holders of the Convertible Preferred Stock and the holders of the shares of common stock were entitled to receive dividends, when, as and if declared by the Board of Directors of the Company, out of any assets legally available therefore, on an as-converted basis. Prior to the payment of any dividend to the holders of common stock (other than dividends of common stock), the Company was required to pay a dividend on each outstanding share of Convertible Preferred Stock equal to 8% of the applicable original issue price of such share of Convertible Preferred Stock, having accrued from the date the first share of Series E Convertible Preferred Stock was issued. Dividends are not mandatory or cumulative and no rights or interest shall accrue to the holders of Convertible Preferred Stock and common stock, unless declared.

(c)
Conversion

Each share of Convertible Preferred Stock was convertible, at the option of the holder, into one share of common stock, as determined by dividing its issuance price per share by the applicable conversion price, subject to adjustments. Each share of Convertible Preferred Stock would automatically convert into common stock upon either (i) closing of a public offering with gross proceeds of at least $50 million and the purchase price of such shares is at least $20.43 per share or (ii) written consent of the holders of a majority of the outstanding shares of Convertible Preferred Stock electing such a conversion, provided, however, that the conversion of the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock required the vote or written consent of a majority of the outstanding shares of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock, respectively.

(d)
Liquidation and Share Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Convertible Preferred Stock, on a pari passu basis, were entitled to liquidation preference equal to the original purchase price plus declared and unpaid dividends. After payment of the amounts above, if assets or funds remain in the Company, all remaining assets and funds were to be distributed pro rata among holders of common stock.

(e)
Redemption

The holders of Convertible Preferred Stock had no voluntary rights to redeem their shares. The Convertible Preferred Stock had deemed liquidation provisions which require the shares to be redeemed upon a change in control or other deemed liquidation events. Although the Convertible Preferred Stock was not mandatorily or currently redeemable, a deemed liquidation event would constitute a redemption event outside the Company’s control. As a result of these liquidation features, all shares of Convertible Preferred Stock were classified outside of stockholders’ deficit as temporary equity on the Consolidated Balance Sheets. The carrying values of the Company’s Convertible Preferred Stock have not been accreted to their redemption values as these events are not considered probable of occurring. Subsequent adjustments of the carrying values to redemption values would be made only if and when it became probable the preferred shares would become redeemable.

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

In connection with the IPO on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan"). The 2021 Equity Incentive Plan provides for the grant of incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. ISOs may be granted only to Xometry employees, including Xometry officers, and the employees of Xometry affiliates. All other awards may be granted to Xometry employees, including our officers, Xometry non-employee directors and consultants and the employees and consultants of Xometry affiliates. The maximum number of shares of common stock that may be issued under the Company's 2021 Plan is 4,026,588 shares.

As of December 31, 2021, there were 3,838,154 shares available for the Company to grant under the 2021 Equity Incentive Plan.

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

The weighted average assumptions for the year ended December 31, 2021 and December 31, 2020 are provided in the following table.

	Year Ended December 31,
	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	53%	48%
Expected term (years)	6.1	6.0
Risk-free interest rate	1.1%	0.5%
Fair value of share	$26.96	$4.46

A summary of the status of the Company’s stock option activity and the changes during the years then ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2018	2,251,098	$1.33	8.5
Granted	1,170,598	3.18	9.0
Exercised	(455,665)	1.00	0.4
Forfeited	(336,784)	1.65	—
Expired	(8,720)	1.47	—
Balance at December 31, 2019	2,620,527	2.16	8.3
Exercisable at December 31, 2019	992,914	1.32	7.1

Balance at December 31, 2019	2,620,527	2.16	8.3
Granted	1,144,457	3.98	9.1
Exercised	(465,668)	1.16	4.8
Forfeited	(131,129)	2.68	—
Expired	(15,413)	1.46	—
Balance at December 31, 2020	3,152,774	2.97	8.3
Exercisable at December 31, 2020	1,193,301	2.14	7.2

Balance at December 31, 2020	3,152,774	2.97	8.3	$4.7
Granted	1,393,431	12.24	—
Exercised	(1,101,539)	2.07	—
Forfeited	(148,304)	7.88	—
Expired	(9,492)	2.65	—
Balance at December 31, 2021	3,286,870	6.98	8.4	$145.5
Exercisable at December 31, 2021	987,622	3.35	7.5	$47.3

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

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $19.0 million and $1.6 million, respectively.

At December 31, 2021 and 2020, there was $21.4 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the 2016 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 3 years and 1 year at December 31, 2021 and 2020, respectively.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the year ended December 31, 2021 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2020	-	$-	$-
Granted	193,722	$64.02
Vested	(1,954)	$73.17
Forfeited and cancelled	(5,288)	$63.58
Unvested RSUs as of December 31, 2021	186,480	$63.94	$9.6

At December 31, 2021 there was approximately $10.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 4 years at December 31, 2021.

Total stock-based compensation cost for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Sales and marketing	$1,223	$156	$93
Operations and support	2,659	259	154
Product development	1,744	375	223
General and administrative	1,769	216	74
Total stock compensation expense	$7,395	$1,006	$544

(10)
Income Taxes

The Company had no current or deferred income tax benefit or expense in the U.S. or outside the U.S. for the years ended December 31, 2021, 2020 and 2019.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Federal tax statutory rate	21%	21%	21%
Foreign rate difference	1	3	—
Permanent difference: stock based compensation	1	—	—
Permanent difference: other	(1)	—	—
Goodwill impairment	—	(2)	(1)
Valuation allowance	(22)	(22)	(20)
	—%	—%	—%

Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Deferred compensation	$2,403	$698
Leases	3,587	509
Sec. 163(j) interest limitation carryforward	526	390
Allowance for doubtful accounts	424	141
Fixed assets	240	—
Charitable contributions	548	—
Unrealized losses	501	—
Other	530	16
Net operating loss	54,570	25709
Total deferred tax assets	63,329	27,463
Less valuation allowance	(47,310)	(26,148)
Total deferred tax assets, net	$16,019	$1,315
Deferred tax liabilities:
Fixed assets	$—	$(227)
Leases	(4,729)	(457)
Deferred sales commissions	(1,406)	—
Acquisition costs and intangibles	(9,884)	(631)
Total deferred tax liabilities	(16,019)	(1,315)
Net deferred tax asset/liability	$—	$—

Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projecting future taxable income, and tax planning strategies that can be implemented by the Company in making the assessment.

As of December 31, 2021, and 2020, the Company had a valuation allowance of $47.3 million and $26.1 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of its foreign subsidiaries. The increase in the valuation allowance during 2021 is primarily related to the pre-tax losses generated in the U.S and non-U.S. operations. The Company has a full valuation allowance against its net deferred tax assets as a result of cumulative losses as of December 31, 2021 and 2020.

Net Operating Loss and Credit Carryforwards

As of December 31, 2021, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $195.7 million available to reduce future income subject to income taxes before limitations. As of December 31, 2021 the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiaries of $20.5 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $71.9 million will begin to expire, if not utilized, in 2022. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. Under the provisions of U.S. Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation in the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income. As of December 31, 2021 the $195.7 million of U.S. federal net operating losses excludes $14.7 million of Maketime Inc. acquired net operating losses that the Company expects to be substantially limited by Section 382 of the U.S. Internal Revenue Code and does not expect to claim on a U.S. Tax Return. As of December 31, 2021, the Company completed its analysis on Xometry's legacy $128.4 million U.S. federal net operating losses, pursuant to Section 382 of the U.S. Internal Revenue Code, to determine the impact ownership changes have had on the ability of the Company to utilize net operating losses it has generated. Based on the results of this analysis, the Company expects $128.4 million of legacy Xometry U.S. federal net operating losses to be available to offset future taxable income. Management has not yet completed its evaluation of any limitations on the ability to use the acquired Thomas subsidiary net operating loss carryforward of $67.3 million. The Company plans to complete this analysis during

2022 and the results could have a significant impact on the net operating loss deferred tax asset, acquisition accounting and income tax provision.

Uncertain Tax Positions

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements.

Our gross unrecognized tax benefits related to uncertain tax positions as of December 31, 2021 and 2020 were $1.1 million and zero, respectively, which were included in income taxes payable on our consolidated balance sheets. If recognized, the resulting tax benefit would impact our effective tax rates in future effected periods.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows (in thousands):

	2021	2020

Balance as of January 1:	$—	$—
Increase for tax positions due to acquisition	1,145	—
Net tax position as of December 31,	$1,145	$—

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities. The Company is not currently under examination by any tax jurisdiction.

As of December 31, 2021 and 2020, we had accrued interest expense related to uncertain tax positions of $0.4 million and zero, respectively. As of December 31,2021 and 2020, we have accrued penalty expense of $0.4 million and zero, respectively.

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

	Year Ended December 31,
	2021	2020	2019
Net loss	$(61,381)	$(31,085)	$(30,994)
Deemed dividend to preferred stockholders	—	(8,801)	—
Net loss attributable to noncontrolling interest	2	—	—
Net loss attributable to common stockholders	$(61,379)	$(39,886)	$(30,994)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	26,318,349	7,492,876	6,345,498
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(5.32)	$(4.88)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	December 31,
	2021	2020
Convertible preferred stock	—	27,758,941
Stock options outstanding	3,286,870	3,152,774
Unvested restricted stock units	186,480	—
Warrants outstanding	87,784	112,026
Shares reserved for charitable contribution	362,392	—
Total shares	3,923,526	31,023,741

(12)
Debt Commitments and Contingencies

The Company was party to an amended and restated loan and security agreement ("Amended Loan and Security Agreement") with Hercules Capital, Inc. (“Hercules”) for a term loan ("the Term Loan Facility"). Under the Amended Loan and Security Agreement, effective January 30, 2020, the Company could borrow up to $15 million under the Term Loan Facility, all of which became available to the Company immediately on the agreement date. On July 9, 2021, the Company repaid the full amount of its term loan with Hercules with proceeds from the IPO (see Note 1). In connection with the debt extinguishment, the Company paid Hercules $16.1 million and recorded a loss on debt extinguishment of approximately $0.3 million.

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

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of approximately $4.8 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company paid back the loan principal with interest on July 8, 2020.

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

(13)
Acquisitions

On November 1, 2021, the Company acquired Big Blue Saw subject to an Asset Purchase Agreement. The acquisition of Big Blue Saw extends our marketplace capabilities in water jet and laser cutting. The Company accounted for the acquisition as a business combination. The goodwill of $2.1 million arising from the acquisition of Big Blue Saw related to certain expected synergies which includes improved pricing capabilities. This goodwill which is included in our U.S. reporting segment is expected to be deductible for tax purposes. The aggregate non-contingent portion of the purchase price was $1.5 million and was paid in cash and Class A common stock on the acquisition date. In addition, the purchase price includes a contingent consideration arrangement to the former owner of Big Blue Saw up to a maximum amount of $1.0 million (undiscounted) in two installments on the first and second anniversary of the acquisition and is based on client conversions. The fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probably weighted assumptions about client conversions.

The Company has performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Big Blue Saw. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current asset, current liabilities and goodwill.

The following table (in thousands) summarizes the consideration paid for Big Blue Saw and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$1,201
Fair value of Class A common stock	250
Fair value of contingent consideration	859
Fair value of consideration	2,310
Acquisition costs included in general and administrative	17
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	125
Property and equipment	206
Right-of-use asset	105
Lease liability	(105)
Current liabilities	(109)
Total identifiable net assets assumed	222
Goodwill	2,088
Total	$2,310

On November 5, 2021, the Company acquired FactoryFour subject to an Asset Purchase Agreement. FactoryFour provides SaaS based solution to help manufacturers in the Xometry marketplace improve lead times and make strong, data-driven decisions through real-time production tracking. The Company accounted for the acquisition as a business combination. The goodwill of $5.0 million arising from the acquisition of FactoryFour related to certain expected synergies which includes our ability to offer a wider range of products to sellers on our platform. This goodwill which is included in our U.S. reporting segment is expected to be deductible for tax purposes. The aggregate non-contingent portion of the purchase price was $3.3 million and was paid in cash and Class A common stock on the acquisition date. In addition, the purchase price includes a contingent consideration arrangement to the former owners of FactoryFour up to a maximum amount of $2.5 million (undiscounted) in three installments on the first, second and third anniversary of the acquisition and is based on gross total orders. The fair value of the contingent consideration of $1.5 million was estimated by applying an option pricing model. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate, (b) time to expiration, (c) stock price, (d) hurdle rate, (e) risk free rate, (f) volatility, (g) dividend rate and (f) assumptions about gross total orders.

The Company has performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of FactoryFour. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current asset, current liabilities and goodwill.

The following table (in thousands) summarizes the consideration paid for Factory Four and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$2,167
Fair value of Class A common stock	1,139
Fair value of contingent consideration	1,470
Fair value of consideration	4,776

Acquisition costs included in general and administrative	18
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	234
Property and equipment	28
Intangible asset - developed technology	140	(1)
Right-of-use asset	1,044
Lease liability	(1,044)
Current liabilities	(658)
Total identifiable net assets assumed	(256)
Goodwill	5,032
Total	$4,776

(1) The useful life of the acquired developed technology is 3 years.

The acquisitions of Big Blue Saw and FactoryFour were not considered material individually or in the aggregate to the Company for the periods presented, and therefore, proforma information has not been presented.

On December 9, 2021, the Company acquired Thomas subject to the Merger Agreement. Xometry expects to leverage Thomas’ marketing and data services to deliver a suite of end-to-end services for sellers with additional financial services and digital marketing products. The Company accounted for the acquisition as a business combination. The goodwill of $246.7 million arising from the acquisition of Thomas related to certain expected synergies which includes the ability to drive buyers and seller onto our platform and provide additional products and services. This goodwill which is included in our U.S. reporting segment is not expected to be deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $276.3 million and was paid in cash and Class A common stock on the acquisition date.

The Company has performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Thomas. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current and long term asset, current and long term liabilities, deferred tax liabilities and goodwill.

The following table (in thousands) summarizes the consideration paid for Thomas and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$174,838
Fair value of Class A common stock	101,499
Fair value of consideration	276,337

Acquisition costs included in general and administrative	5,661
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	18,244
Property and equipment	890
Intangible assets	40,400
Right-of-use assets	24,130
Other long term assets	250
Investment in unconsolidated joint venture	4,156
Lease liabilities	(18,690)
Income taxes payable	(1,647)
Other long term liabilities	(281)
Contract liabilities	(6,634)
Current liabilities	(30,183)
Noncontrolling interest	(1,036)
Total identifiable net assets assumed	29,599
Goodwill	246,738
Total	$276,337

The following table (in thousands) summarizes the fair value of the identifiable intangible assets:

	Total	Estimated life
Customer relationships	$36,600	15
Database	2,400	5
Trade name	800	10
Developed technology	600	5
Total intangible assets	$40,400

The estimated fair value of the intangible assets acquired was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The Company used a relief from royalty method to estimate the fair values of the developed technology, database and tradename and a multi-period excess earnings method to estimate the fair value of the customer relationships. To measure the fair value of the noncontrolling interest, the Company used a market approach which considered historical revenues of the investee and market multiples (Level 3 inputs).

Thomas’ results of operations were included in the Company's consolidated financial statements from the date of acquisition, December 9, 2021. For the year ended December 31, 2021, Thomas contributed revenue of $4.1 million, which is reflected in the accompanying Consolidated Statement of Operations and Comprehensive Loss. Of the $5.7 million of transaction costs, $4.5 million of underwriters fees are included in accounts payable as of December 31, 2021.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Thomas as if it was consummated on January 1, 2020 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, direct and incremental transaction costs reflected in the historical financial statements.

Specifically, the following adjustments were made:

•
For the year ended December 31, 2021, the Company's direct and incremental transaction costs of $5.7 million are excluded from the pro forma condensed combined net loss.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2020. It should not be taken as representative of future results of operations of the combined company. The following table presents the unaudited pro forma condensed combined financial information:

	For the Year Ended December 31,
	2021	2020
	(unaudited)
Revenue	$280,790	$206,095
Net loss attributable to common stockholders	$(61,852)	$(43,159)

(14)
Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) International (formerly referred to as Europe). Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments, whose products and offerings are generally the same, are managed separately based on geography. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer. The Company evaluates the performance of the operating segments primarily based on revenue and segment “profits/loss” which is largely the results of the segment before income taxes. The Company has not allocated certain general and administrative expenses to the Europe segment. The Company’s CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions. As of December 31, 2019, the Company only had one segment. For the year ended December 31, 2019, our International segment had revenue of approximately $0.1 million, a net loss of approximately $0.4 million, property and equipment of $42,000, depreciation and amortization of $0.1 million, and expenditures for property and equipment of $13,000.

The following tables reflect certain segment information for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Revenue
U.S.	$202,034	$138,272
International	16,302	3,134
Total	$218,336	$141,406

	Year Ended December 31,
	2021	2020
Segment Losses
U.S.	$(51,230)	$(22,130)
International	(10,151)	(8,955)
Total	$(61,381)	$(31,085)

	December 31,
	2021	2020

Segment Property and Equipment
U.S.	$9,057	$5,612
International	1,230	501
Total	$10,287	$6,113

	Year Ended December 31,
	2021	2020

Segment Depreciation and Amortization
U.S.	$3,208	$2,389
International	388	731
Total	$3,596	$3,120

	Year Ended December 31,
	2021	2020

Segment Expenditures for Property and Equipment and Long-Lived Assets
U.S.	$5,636	$3,671
International	626	519
Total	$6,262	$4,190

	Year Ended December 31,
	2021	2020
Segment Impairments of Goodwill and Intangible Assets
U.S.	$—	$83
International	—	1,509
Total	$—	$1,592

(15)
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

For the year ended December 31, 2021 and 2020, Xometry recognized $0.7 million and $1.5 million from companies/and or affiliates of these companies, respectively. As December 31, 2020, the Company had approximately $0.4 million of accounts receivable from companies and/or affiliates of these companies.

In February 2018, the Company entered into a consulting agreement with Business Improvement Systems, Inc., which is owned by Peter Goguen. Peter Goguen is Xometry’s Chief Operating Officer. Pursuant to the terms of this agreement, the Company paid Business Improvement Systems, Inc. a monthly consulting fee in the amount of $11,667. Business Improvement Systems, Inc. provided the Company with consulting services related to operating services. This agreement was terminated as of January 31, 2021. For both years ended December 31, 2021 and 2020, the Company paid Business Improvement Systems, Inc., $0.2 million. As of December 31, 2020, the Company had approximately $0.1 million payable to Business Improvement Systems, Inc.

(16)
Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	December 31, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$37,139	$674	$36,465
Trade Names	9	973	147	826
Developed Technology	4	1,502	605	897
Vendor Relationships	15	1,404	226	1,178
Database	5	2,400	30	2,370
Total intangible assets		$43,418	$1,682	$41,736

	December 31, 2020
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Non Compete	2	$106	$106	$—
Customer Relationships	1	539	512	27
Trade Names	6	173	141	32
Developed Technology	3	762	438	324
Vendor Relationships	15	1,404	135	1,269
Total intangible assets		$2,984	$1,332	$1,652

We evaluate property and equipment and tangible and intangible long-lived assets for impairment. During 2021 and 2020, no impairments were recorded on our property and equipment and tangible and intangible long-lived assets. During 2021, no impairments were recorded on our intangible assets. During 2020, we recognized $0.1 million of impairment related to an intangible asset (a tradename) that Xometry ceased using in our U.S. reporting unit and wrote down the tradename to zero, its estimated fair value. The Company’s estimate of fair value considered discounted future cash flows associated with future use of the tradename.

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2021	2020

Balance as of January 1:
Gross goodwill	$3,907	$3,907
Accumulated impairments	(3,074)	(1,719)
Net goodwill as of January 1,	833	2,188
Goodwill acquired during the year	253,839	—
Impact of foreign exchange	—	154
Impairment expense	—	(1,509)
Net goodwill as of December 31,	$254,672	$833

During 2020 our goodwill impairment analysis indicated that a certain reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. The underperformance of the reporting unit relative to its expected performance drove the decline in the fair value of the reporting unit. As a result, during the year ended December 31, 2020, Xometry recorded a pretax charge to reduce the carrying value of goodwill by $1.5 million. As of December 31, 2021 and 2020, Xometry’s goodwill of $254.7 million is part of Xometry’s U.S. operating segment.

Aggregate amortization expense for amortizing intangibles assets was $0.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, estimated amortization expense for the next five years is: $3.4 million in 2022, $3.3 million in 2023, $3.2 million in 2024, $3.2 million in 2025, and $3.2 million in 2026.

Amortization expense for the year ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Sales and marketing	$289	642	$157
Operations and support	—	3	—
Product development	166	177	128
General and administrative	9	11	16
Total	$464	$833	$301

(17)
Investment in Unconsolidated Joint Venture

In connection with the Company's acquisition of Thomas on December 9, 2021, the Company assumed a 50% interest in Industrial Media, LLC ("IM, LLC") with the other 50% owned by Rich Media Group, LLC. IM, LLC primarily manages content creation, advertising sales, and marketing initiatives for the Industrial Engineering News brand, certain magazines, videos, website and associated electronic media products for industrial engineers. The Company’s ownership interest in the net assets of IM, LLC approximated $5.2 million. We estimated the fair value of the net assets using market approach which considered, market multiples and revenue assumptions based on historical operating results (Level 3 inputs). The Company estimated a basis difference of approximately $4.2 million which is accounted for as equity method goodwill which is not subject to amortization.

(18)
Subsequent Events

On February 4, 2022, the Company completed a private offering of $250 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027 (the “Initial Notes”). The Initial Notes were issued pursuant to an indenture, dated February 4, 2022 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee.

On February 10, 2022, the Company issued an additional $37.5 million aggregate principal amount of its 1.00% Convertible Senior Notes due 2027 (the “Additional Notes”) to the initial purchasers named in the purchase agreement. The issuance of the Additional Notes was pursuant to the initial purchasers’ exercise in full of their 13-day option to purchase Additional Notes granted in the original offering of $250 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027. The proceeds from the Initial Notes and the Additional Notes (collectively referred to as the “Notes”) are expected to be used for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds for acquisitions of, or strategic investments in, complementary businesses, products, services, or technologies. However, the Company does not have agreements or commitments with respect to any such acquisition or strategic investment at this time. The Notes are general unsecured obligations of the Company and will mature on February 1, 2027, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 1.00% per year from February 4, 2022 and will be payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022.

In connection with the Notes offering, the Company received net cash proceeds of approximately $278.9 million, after deducting the initial purchasers discounts and commissions.

Schedule II—Valuation and Qualifying Accounts

The table below details the activity of the allowance for doubtful accounts, for the years ended December 31, 2021 2020, and 2019 (in thousands):

Year ended December 31, 2021	Balance Beginning of Period	Charged to Provision Accounts	Deduction or Other	Balance at End of Period
Allowance for doubtful accounts:
Accounts receivable	$569	$295	$(55)	$809
Year ended December 31, 2020
Allowance for doubtful accounts:
Accounts receivable	$378	$315	$(124)	$569
Year ended December 31, 2019
Allowance for doubtful accounts:
Accounts receivable	$137	$694	$(453)	$378

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Xometry, Inc., (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on July 2, 2021).

3.2	Amended and Restated Bylaws of Xometry, Inc., (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on July 2, 2021).
4.1

Indenture, dated as of February 4, 2022, by and between Xometry, Inc. and U.S. Bank Trust Company, National Association as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on February 4, 2022).

4.2

Form of Global Note representing Xometry, Inc.’s 1.00% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on February 4, 2022).

4.3*	Description of Registered Securities.
4.4

Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021)

10.1+

Xometry, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

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

10.4+

Amended and Restated Employment Agreement by and between Xometry, Inc. and Randolph Altschuler, (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.5+

Amended and Restated Employment Agreement by and between Xometry, Inc. and James Rallo, (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

10.6+

Amended and Restated Employment Agreement by and between Xometry, Inc. and Peter Goguen, (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 25, 2021).

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

10.9†

Agreement and Plan of Merger, dated December 7, 2021, by and among the Xometry, Inc., Thomas Publishing Company, NAASOM Merger Sub Inc., and wholly owned subsidiary of the Company (“Merger Sub”), and Shareholder Representative Services LLC, as the shareholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on December 8, 2021).

10.10

Seventh Amended and Restated Investor Rights Agreement, dated July 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.11+

Xometry, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.12+

Xometry, Inc. Amendment No. 1 to 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.13+

Xometry, Inc. Amendment No. 2 to 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.14+

Xometry, Inc. Amendment No. 3 to 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.15+

Xometry, Inc. Amendment No. 4 to 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.16+

Xometry, Inc. Amendment No. 5 to 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.17+

Forms of grant notice, stock option agreement, and notice of exercise under the Xometry, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.18+

Nextline Manufacturing Corp. 2014 Stock Option Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

10.19+

Form of Stock Option Agreement to Nextline Manufacturing Corp 2014 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

21.1*	List of Subsidiaries of Xometry, Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan, contract or arrangement.

† We have omitted the schedules to this Exhibit in accordance with Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaithersburg, State of Maryland, on March 18, 2022.

Xometry, Inc.

Date:	By:	/s/ Randolph Altschuler
Name: Randolph Altschuler
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randolph Altschuler	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2022
Randolph Altschuler

/s/ James Rallo	Chief Financial Officer (Principal Accounting Officer)	March 18, 2022
James Rallo

/s/ Laurence Zuriff	Chief Strategy Officer, Co-Founder and Director	March 18, 2022
Laurence Zuriff

/s/ George Hornig	Chairman of the Board and Director	March 18, 2022
George Hornig

/s/ Emily Rollins	Director	March 18, 2022
Emily Rollins

/s/ Deborah Bial	Director	March 18, 2022
Deborah Bial

/s/ Craig Driscoll	Director	March 18, 2022
Craig Driscoll

/s/ Fabio Rosati	Director	March 18, 2022
Fabio Rosati

/s/ Katharine Weymouth	Director	March 18, 2022
Katharine Weymouth /s/ Ranjana Clark	Director	March 18, 2022
Ranjana Clark