Form 10-Q
period 2022-03-31
Xometry, Inc.
filed 2022-05-12
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2022, the registrant had 44,304,775 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

•

the anticipated growth of our business, including the anticipated growth of revenue from supplier services, our ability to effectively manage or sustain our growth and to achieve or sustain profitability;

•	the ongoing effects of the COVID-19 pandemic and any other periods of global economic uncertainty, such as the geopolitical tensions associated with Russia's recent invasion of Ukraine;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to attract new buyers and suppliers and successfully engage new and existing buyers and suppliers;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to obtain, maintain, protect and enforce our intellectual property or other proprietary rights and any costs associated therewith;

•	our ability to compete effectively with existing competitors and new market entrants; and

•	the growth rates of the markets in which we compete.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$58,969	$86,262
Marketable securities	309,694	30,465
Accounts receivable, less allowance for doubtful accounts of $1.0 million as of March 31, 2022 and $0.8 million as of December 31, 2021	38,471	32,427
Inventory	2,200	2,033
Prepaid expenses	6,086	6,664
Deferred sales commissions	6,708	5,283
Other current assets	917	297
Total current assets	423,045	163,431
Property and equipment, net	11,634	10,287
Operating lease right-of-use assets	25,804	27,489
Investment in unconsolidated joint venture	4,231	4,198
Intangible assets, net	40,871	41,736
Goodwill	255,231	254,672
Other assets	511	773
Total assets	$761,327	$502,586
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,930	$12,718
Accrued expenses	28,195	30,905
Contract liabilities	10,008	7,863
Operating lease liabilities, current portion	5,662	5,549
Finance lease liabilities, current portion	—	2
Total current liabilities	53,795	57,037
Operating lease liabilities, net of current portion	15,518	16,920
Convertible notes	278,511	—
Income taxes payable	1,532	1,468
Other liabilities	1,792	1,678
Total liabilities	351,148	77,103
Commitments and contingencies (Note 13)
Stockholders’ equity
Additional paid-in capital	602,360	597,641
Accumulated other comprehensive income	104	149
Accumulated deficit	(193,353)	(173,341)
Total stockholders’ equity	409,111	424,449
Noncontrolling interest	1,068	1,034
Total equity	410,179	425,483
Total liabilities and stockholders’ equity	$761,327	$502,586

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenue	$83,671	$43,922
Cost of revenue	50,732	34,087
Gross profit	32,939	9,835
Sales and marketing	19,285	7,563
Operations and support	12,358	4,330
Product development	7,290	3,664
General and administrative	12,959	4,327
Total operating expenses	51,892	19,884
Loss from operations	(18,953)	(10,049)
Other (expenses) income
Interest expense	(769)	(330)
Interest and dividend income	96	—
Other expenses	(962)	(122)
Income from unconsolidated joint venture	34	—
Total other expenses	(1,601)	(452)
Loss before income taxes	(20,554)	(10,501)
Benefit for income taxes	559	—
Net loss	(19,995)	(10,501)
Net income attributable to noncontrolling interest	17	—
Net loss attributable to common stockholders	$(20,012)	$(10,501)
Net loss per share, basic and diluted	$(0.43)	$(1.33)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	46,789,585	7,924,848

Comprehensive loss:
Foreign currency translation	$(28)	$30
Total other comprehensive (loss) income	(28)	30
Net loss	(19,995)	(10,501)
Comprehensive loss	(20,023)	(10,471)
Comprehensive income attributable to noncontrolling interest	34	—
Total comprehensive loss attributable to common stockholders	$(20,057)	$(10,471)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Three months ended March 31, 2022 and 2021

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2020	27,758,941	$160,713	7,755,782	$—	—	$—	—	$—	$503	$210	$(111,962)	$(111,249)	$—	$(111,249)
Conversion of common stock in connection with the initial public offering	—	—	483,712	—	—	—	—	—	846	—	—	846	—	846
Stock based compensation	—	—	—	—	—	—	—	—	505	—	—	505	—	505
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	30	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	(10,501)	(10,501)	—	(10,501)
Total comprehensive loss														(10,471)
Balance, March 31, 2021	27,758,941	$160,713	8,239,494	$—	—	$—	—	$—	$1,854	$240	$(122,463)	$(120,369)	$—	$(120,369)
Balance, December 31, 2021	—	$—	—	$—	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	424,449	$1,034	425,483
Exercise of common stock options	—	—	—	—	246,263	—	—	—	1,263	—	—	1,263	—	1,263
Stock based compensation	—	—	—	—	—	—	—	—	3,456	—	—	3,456	—	3,456
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(45)	—	(45)	17	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,012)	(20,012)	17	(19,995)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,057)	34	(20,023)
Balance, March 31, 2022	—	$—	—	$—	44,244,667	$—	2,676,154	$—	$602,360	$104	$(193,353)	$409,111	$1,068	$410,179

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,995)	$(10,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,799	734
Reduction in carrying amount of right-of-use asset	1,765	266
Stock based compensation	3,456	505
Non-cash interest expense	—	56
Revaluation of contingent consideration	434	—
Income from unconsolidated joint venture	(34)	—
Unrealized loss on marketable securities	858	—
Non-cash income tax benefit	(559)	—
Loss on sale of property and equipment	71	—
Amortization of deferred costs on convertible notes	312	—
Deferred taxes benefit	(2)	—
Changes in other assets and liabilities:
Accounts receivable, net	(6,145)	(5,525)
Inventory	(180)	792
Prepaid expenses	567	(875)
Deferred commissions	(1,425)	—
Other assets	(362)	(224)
Accounts payable	(2,752)	1,856
Accrued expenses	(2,843)	1,645
Contract liabilities	2,145	1,595
Lease liabilities	(1,369)	(266)
Net cash used in operating activities	(24,259)	(9,942)
Cash flows from investing activities:
Purchase of marketable securities	(280,091)	—
Proceeds from sale of marketable securities	4	—
Purchases of property and equipment	(2,543)	(1,244)
Proceeds from sale of property and equipment	165	—
Net cash used in investing activities	(282,465)	(1,244)
Cash flows from financing activities:
Proceeds from stock options exercised	1,263	846
Proceeds from issuance of convertible notes	287,500	—
Costs incurred in connection with issuance of convertible notes	(9,301)	—
Payments on finance lease obligations	(2)	(3)
Net cash provided by financing activities	279,460	843
Effect of foreign currency translation on cash and cash equivalents	(29)	(19)
Net decrease in cash and cash equivalents	(27,293)	(10,362)
Cash and cash equivalents at beginning of the period	86,262	59,874
Cash and cash equivalents at end of the period	$58,969	$49,512
Supplemental cash flow information:
Cash paid for interest	$—	$326

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry is a leading AI-enabled digital marketplace, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry’s corporate headquarters is located in Derwood, Maryland.

Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and aftermarket parts for its buyers.

Xometry’s supplier capabilities include computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, as well as finishing services, rapid prototyping and high-volume production.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes access to competitively priced tools, materials and supplies from leading brands and financial services products to stabilize and enhance cash flow.

In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d.b.a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity.

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2022.

The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period. The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

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

Noncontrolling Interest

In connection with the acquisition of Thomas on December 9, 2021, we assumed a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity (deficit) on our Condensed Consolidated Balance Sheets. We include net income (loss) attributable to the noncontrolling interests in net income (loss) in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

(b)
Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

In light of the currently unknown duration and severity of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As of the date these condensed consolidated financial statements were issued, the impacts of the COVID-19 pandemic did not have a significant impact on our estimates or judgments. Judgments and assumptions may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and economic recovery that could result in a meaningful impact on our consolidated financial statements in future reporting periods.

(c)
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

(d)
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

(e)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. Our marketable securities represent our investment in a short term bond fund and a money market fund. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company's marketable securities of $309.7 million and $30.5 million, respectively were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. During the three months ended March 31, 2022, the Company recorded an unrealized loss of $0.9 million related to these securities which is recorded in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. No unrealized gains (losses) were recorded during the three months ended March 31, 2021.

(f)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. For buyers for which Xometry provides credit, the Company performs credit inquiries, including references checks, and queries credit ratings services and other publicly available information. Amounts collected on accounts receivable are included in net cash provided by operating activities in the statements of cash flows. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on its experience and judgment. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

(g)
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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $2.2 million for the three months ended March 31, 2022 and $5.2 million for the year ended December 31, 2021. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(h)
Revenue

The Company derives the majority of its marketplace revenue in the U.S. and Europe from the sale of parts and assemblies fulfilled using a vast network of suppliers. The Company recognizes revenue from the sales to our customers pursuant to Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The Company determines that a contract exists between the Company and the customer when the customer accepts the quote and places the order, all of which are governed by the Company’s standard terms and conditions or other agreed terms with Xometry’s buyers. Upon completion of an order through Xometry’s platform, the Company identifies the performance obligation(s) within that order to complete the sale of the manufactured part(s) or assembly. Using Xometry’s in-house technology, the Company determines the price for the manufactured part(s) or assembly on a stand-alone basis at order initiation. The Company recognizes revenue from sales to Xometry’s customers upon shipment, at which point control over the part(s) or assembly have transferred.

The Company has concluded that the Company is principal in the sale of part(s) and assemblies that use the Company’s network of third-party manufacturers because the Company controls the manufacturing by obtaining a right to direct a third-party manufacturer to fulfill the performance obligation Xometry has with the Company’s customers on Xometry’s behalf. The Company has considered the following conditions of the sale: (i) the Company has the obligation of providing the specified product to the customer, (ii) the Company has discretion with respect to establishing the price of the product and the price the Company pays the suppliers and the Company has margin risk on all of Xometry’s sales, (iii) the Company has discretion in determining how to fulfill each order, including selecting the supplier and (iv) Xometry bears certain risk for product quality to the extent the customer is not satisfied with the final product.

Xometry also derives revenue from its supplier services which is a suite of services offered to our suppliers. In connection with the acquisition of Thomas on December 9, 2021, our revenue also includes the sale of advertising. This revenue is generally recognized as control is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product or service. A purchase order with a customer may involve multiple performance obligations, including a combination of some or all of our products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period or at the point in time in which the performance obligations are satisfied. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. For purchase orders involving multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling price, and recognized as revenue when each individual product or service is transferred to the customer.

Revenue is shown net of estimated returns, refunds, and allowances. As of March 31, 2022 and December 31, 2021, the Company has a $0.3 million and $0.2 million, respectively, provision for estimated returns, refunds or allowances.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are primarily derived from payments received in advance or at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities as of December 31, 2021 and March 31, 2022 (in thousands):

Contract liabilities at December 31, 2021	$7,863
Revenue recognized	(36,958)
Payments received in advance	39,103
Contract liabilities at March 31, 2022	$10,008

During the period ended March 31, 2022, the Company recognized approximately $7.2 million of revenue related to its contract liabilities at December 31, 2021.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customers life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses and cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2022, we recognized approximately $2.2 million of amortization related to deferred sales commissions.

(i)
Cost of Revenue

Cost of revenue for marketplace primarily consists of the cost of the products that are manufactured or produced by the Company’s suppliers for delivery to buyers on the Company's platform, internal and external production costs, shipping costs, and certain internal depreciation.

Cost of revenue for supplier services primarily consists of internal and external production costs and website hosting.

(j)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities (net of current portion) in the Condensed Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above. For leases with terms of twelve months or less, the Company does not recognize a ROU assets or lease liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Condensed Consolidated Balance Sheets.

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

(k)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three months ended March 31, 2022 and 2021, the Company’s advertising costs were $7.1 million and $4.2 million, respectively.

(l)
Operations and Support

Operations and support expenses are the costs the Company incurs in support of buyers and suppliers on Xometry’s platforms which are provided by phone, email and chat for purposes of resolving buyer and supplier related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering buyer and supplier services.

(m)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(n)
General and Administrative

General and administrative expenses primarily consist of professional service fees and certain depreciation and amortization expense. It also includes compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel.

(o)
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
•
exercise price.

For all stock options granted, the Company calculated the expected term using the simplified method for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury issuances similar in duration to the expected term of the stock-based award. As there was no public market for the Company's common stock prior to the initial public offering (“IPO”), the Company estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

(p)
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

(q)
Recently Issued Accounting Standards

New Accounting Pronouncements Effective in the Period Ended March 31, 2022

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives and modifies the diluted earnings per share calculations for convertible instruments. We adopted ASU 2020-06 on January 1, 2022. As a result of the adoption of ASU 2020-06, the convertible notes issued in February 2022 were considered to be debt with no allocation to equity.

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

(3) Credit Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash, which at times may exceed federally insured limits, in deposit accounts at major financial institutions. Most of the Company’s buyers are located in the United States.

For the three months ended March 31, 2022 and 2021, no one buyer accounted for more than 10% of the Company's revenue. As of March 31, 2022 and December 31, 2021, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work in progress represents manufacturing costs associated with buyer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021

Raw materials	$150	$105
Work-in-progress	1,313	1,324
Tools inventory	485	365
Finished goods	252	239
Total	$2,200	$2,033

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

		March 31,	December 31,
	Useful Life	2022	2021

Technology hardware	3 years	$2,390	$2,220
Manufacturing equipment	5 years	2,448	2,946
Capitalized software development	3 years	15,346	13,126
Patent	17 years	157	157
Leasehold improvements	Shorter of useful life or lease term	1,248	1,222
Furniture and fixtures	7 years	1,192	1,155
Total		22,781	20,826
Less accumulated depreciation		(11,147)	(10,539)
Property and Equipment, net		$11,634	$10,287

Depreciation expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$34	$37
Sales and marketing	-	5
Operations and support	11	31
Product development	704	570
General and administrative	185	23
Total depreciation expense	$934	$666

(6) Leases

Operating lease expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$16	$36
General and administrative	1,833	282
Total operating lease expense	$1,849	$318

During the first quarter of 2022, the Company entered into two new office leases. In connection with these leases, the Company recorded non-cash ROU assets and lease liabilities of $0.1 million.

During the first quarter of 2022, the Company also executed a new lease for an office in North Bethesda, Maryland. The lease is expected to commence in the fourth quarter of 2022. The lease has a term of seven years with total cash rental payments of approximately $7.1 million.

(7) Acquisitions

Big Blue Saw

On November 1, 2021, the Company acquired Big Blue Saw subject to an Asset Purchase Agreement. The acquisition of Big Blue Saw extends our marketplace capabilities in water jet and laser cutting. The Company accounted for the acquisition as a business combination. The aggregate non-contingent portion of the purchase price was $1.5 million and was paid in cash and Class A common stock on the acquisition date. In addition, the purchase price included a contingent consideration arrangement to the former owner of Big Blue Saw up to a maximum amount of $1.0 million (undiscounted) in two installments on the first and second anniversary of the acquisition and is based on client conversions. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about client conversions.

During the three months ended March 31, 2022, the Company recorded an approximate $31 thousand increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed

Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition using a similar methodology as described above. As of March 31, 2022 and December 31, 2021, the total contingent consideration had a fair value of $0.9 million and $0.9 million, respectively.

The Company performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Big Blue Saw during the fourth quarter of 2021. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current asset, current liabilities and goodwill. No changes to the initial purchase price allocation were made during the three months ended March 31, 2022.

FactoryFour

On November 5, 2021, the Company acquired FactoryFour subject to an Asset Purchase Agreement. FactoryFour provides a SaaS based solution to help manufacturers improve lead times and make strong, data-driven decisions through real-time production tracking. The Company accounted for the acquisition as a business combination. The aggregate non-contingent portion of the purchase price was $3.3 million and was paid in cash and Class A common stock on the acquisition date. In addition, the purchase price includes a contingent consideration arrangement to the former owners of FactoryFour up to a maximum amount of $2.5 million (undiscounted) in three installments on the first, second and third anniversary of the acquisition and is based on gross total orders. The fair value of the initial contingent consideration of $1.5 million was estimated by applying an option pricing model. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate, (b) time to expiration, (c) stock price, (d) hurdle rate, (e) risk free rate, (f) volatility, (g) dividend rate and (f) assumptions about gross total orders.

During the three months ended March 31, 2022, the Company recorded an approximate $0.4 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition. To estimate the current fair value we applied an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about gross total orders. As of March 31, 2022 and December 31, 2021, the total contingent consideration had a fair value of $1.9 million and $1.5 million, respectively.

The Company performed its initial valuation analysis of the fair market value of the acquired assets and liabilities of FactoryFour during the fourth quarter of 2021. The Company finalized its valuation analysis in the first quarter of 2022. No changes to the initial purchase price allocation were made during the three months ended March 31, 2022.

Thomas

On December 9, 2021, the Company acquired Thomas subject to the merger agreement. Xometry leverages Thomas’ marketing and data services to deliver a suite of end-to-end services for suppliers with additional financial services and digital marketing products. The Company accounted for the acquisition as a business combination. The goodwill of $247.3 million arising from the acquisition of Thomas related to certain expected synergies which includes the ability to drive buyers and suppliers on to our platform and provide additional products and services. This goodwill which is included in our U.S. reporting segment is not expected to be deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $276.3 million and was paid in cash and Class A common stock on the acquisition date.

The Company performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Thomas during the fourth quarter of 2021. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current and long term asset, current and long term liabilities, deferred tax liabilities and goodwill. During the three months ended March 31, 2022, the Company recorded additional goodwill of approximately $0.6 million in connection with the identification of a deferred tax liability. This deferred tax liability was subsequently recognized into income during the three months ended March 31, 2022.

The following table (in thousands) summarizes the consideration paid for Thomas and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$174,838
Fair value of Class A common stock	101,499
Fair value of consideration	276,337

Acquisition costs included in general and administrative for the three months ended March 31, 2022	—
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	18,244
Property and equipment	890
Intangible assets	40,400
Right-of-use assets	24,130
Other long term assets	250
Investment in unconsolidated joint venture	4,156
Lease liabilities	(18,690)
Deferred tax liability	(559)
Income taxes payable	(1,647)
Other long term liabilities	(281)
Contract liabilities	(6,634)
Current liabilities	(30,183)
Noncontrolling interest	(1,036)
Total identifiable net assets assumed	29,040
Goodwill	247,297
Total	$276,337

The following table (in thousands) summarizes the fair value of the identifiable intangible assets:

	Total	Estimated life
Customer relationships	$36,600	15
Database	2,400	5
Trade name	800	10
Developed technology	600	5
Total intangible assets	$40,400

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

Thomas’ results of operations were included in the Company's consolidated financial statements from the date of acquisition, December 9, 2021. The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Thomas as if it was consummated on January 1, 2021 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2021. It should not be taken as representative of future results of operations of the combined companies. The following table presents the unaudited pro forma condensed combined financial information:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue	$83,671	$60,632
Net loss attributable to common stockholders	$(20,012)	$(12,729)

(8) Disaggregated Revenue Information

The following table present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue is presented in the following tables for the three months ended March 31, 2022 (in thousands, supplier service revenue for the three months ended March 31, 2021 was not considered material):

For the Three Months Ended March 31,
2022
Marketplace revenue	$64,415
Supplier service revenue	19,256
Total revenue	$83,671

(9) Investment in Unconsolidated Joint Venture

In connection with the Company's acquisition of Thomas on December 9, 2021, the Company assumed a 50% interest in Industrial Media, LLC ("IM, LLC") with the other 50% owned by Rich Media Group, LLC. IM, LLC primarily manages content creation, advertising sales, and marketing initiatives for the Industrial Engineering News brand, certain magazines, videos, website and associated electronic media products for industrial engineers. The Company’s ownership interest in the net assets of IM, LLC approximated $5.2 million. We estimated the fair value of the net assets using market approach which considered market multiples and revenue assumptions based on historical operating results (Level 3 inputs). The Company estimated a basis difference of approximately $4.2 million which is accounted for as equity method goodwill which is not subject to amortization.

(10) Stock Based Compensation

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

As of March 31, 2022, there were 5,219,760 shares available for the Company to grant under the 2021 Equity Incentive Plan.

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

The weighted average assumptions for the three months ended March 31, 2022 and 2021 are provided in the following table.

	Three Months Ended March 31,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	66%	52%
Expected term (years)	6.0	6.0
Risk-free interest rate	1.9%	1.0%
Fair value of share	$34.86	$5.39

A summary of the status of the Company’s stock option activity and the changes during the three months ended March 31, 2022 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	987,622	$3.35	7.5	$47.3
Balance at December 31, 2021	3,286,870	6.98	8.4	145.5
Granted	321,649	34.86	—
Exercised	(244,858)	5.20	—
Forfeited	(86,006)	7.44	—
Expired	(630)	3.66	—
Balance at March 31, 2022	3,277,025	9.84	8.3	88.2
Exercisable at March 31, 2022	1,234,215	5.51	7.7	38.6

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and 2021, was $21.08 and $5.39. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021, was $9.7 million and $5.0 million, respectively.

At March 31, 2022 and 2021, there was approximately $25.5 million and $2.7 million, respectively of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of three years as of March 31, 2022 and one year as of March 31, 2021.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the three months ended March 31, 2022 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2021	186,480	$63.94	$9.6
Granted	645,431	41.88
Vested	(1,971)	73.20
Forfeited and cancelled	(14,397)	59.72
Unvested RSUs as of March 31, 2022	815,543	46.53	30.0

At March 31, 2022, there was approximately $35.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately four years as of March 31, 2022. No restricted stock units were granted during the three months ended March 31, 2021.

Total stock-based compensation cost for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Sales and marketing	$636	$53
Operations and support	1,423	104
Product development	894	75
General and administrative	503	273
Total stock compensation expense	$3,456	$505

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

During the three months ended March 31, 2022, the Company has a $0.6 million income tax benefit in the U.S. The Company had no current or deferred income tax benefit or expense in the U.S. or outside the U.S. for the three months ended March 30, 2021. This effective tax rate of 0% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

Net Operating Loss and Credit Carryforwards

As of December 31, 2021, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $195.7 million available to reduce future income subject to income taxes before limitations. As of December 31, 2021, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiary of $20.5 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $71.9 million will begin to expire, if not utilized, in 2022. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. The Company expects $128.4 million of legacy Xometry U.S. federal net operating losses to be available to offset future taxable income. Management has not yet completed its evaluation of any limitations on the ability to use the acquired Thomas subsidiary net operating loss carryforward of $67.3 million. The Company plans to complete this analysis during the second quarter of 2022 and the results may impact the net operating loss deferred tax asset, acquisition accounting and income tax provision.

(12) Net Loss Per Share Attributable to Common Stockholders

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

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,995)	$(10,501)
Net income attributable to noncontrolling interest	17	—
Net loss attributable to common stockholders	$(20,012)	$(10,501)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	46,789,585	7,924,848
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(1.33)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	March 31,
	2022	2021
Convertible preferred stock	—	27,758,941
Stock options outstanding	3,277,025	2,742,441
Unvested restricted stock units	815,543	—
Warrants outstanding	87,784	112,026
Shares reserved for charitable contribution	362,392	—
Convertible notes	5,123,624	—
Total shares	9,666,368	30,613,408

(13) Debt Commitments and Contingencies

2027 Convertible Notes

In February 2022, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of convertible senior notes due in 2027 (the “2027 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes consisted of a $250 million initial placement and an over-allotment option that provided the initial purchasers of the 2027 Notes with the option to purchase an additional $37.5 million aggregate principal amount of the 2027 Notes, which was fully exercised. The 2027 Notes were issued pursuant to an indenture dated February 4, 2022. The net proceeds from the issuance of the 2027 Notes were $278.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.8213 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $56.11 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 5, 2025 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest or additional interest, if any.

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to November 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day;
•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2027;
•
on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2027 Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

On or after November 1, 2026, the 2027 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 2027 Notes who convert the 2027 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2027 Notes, or in connection with a redemption are entitled to an increase in the conversion rate.

Additionally, in the event of a fundamental change, holders of the 2027 Notes may require us to repurchase all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of 2027 Notes, plus any accrued and unpaid special interest, if any.

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

March 31,
2022
Principal	$287,500
Unamortized debt discount	(8,338)
Unamortized debt issuance costs	(651)
Net carrying value	$278,511

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

Three Months Ended March 31,
2022
Coupon interest	$449
Amortization of debt discount	287
Amortization of transaction costs	25
Total interest expense	$761

The Company estimates the fair value of the 2027 Notes with inputs that are observable in the market. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	March 31, 2022
	Carrying Value	Fair Value
2027 Notes	$278,511	$284,906	(1)

(1) A Level 3 measurement.

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

(14) Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) International (formerly referred to as Europe). Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments, whose products and offerings are generally the same, are managed separately based on geography. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer. The Company evaluates the performance of the operating segments primarily based on revenue and segment “profits/loss” which is largely the results of the segment before income taxes. The Company has not allocated certain general and administrative expenses to the International segment. The Company’s CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
U.S.	$77,209	$41,299
International	6,462	2,623
Total	$83,671	$43,922

	Three Months Ended March 31,
	2022	2021
Segment Losses
U.S.	$(16,296)	$(8,162)
International	(3,699)	(2,339)
Total	$(19,995)	$(10,501)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	March 31, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$37,139	$1,286	$35,853
Trade Names	9	973	168	805
Developed Technology	4	1,502	694	808
Vendor Relationships	15	1,404	249	1,155
Database	5	2,400	150	2,250
Total intangible assets		$43,418	$2,547	$40,871

	December 31, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$37,139	$674	$36,465
Trade Names	9	973	147	826
Developed Technology	4	1,502	605	897
Vendor Relationships	15	1,404	226	1,178
Database	5	2,400	30	2,370
Total intangible assets		$43,418	$1,682	$41,736

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2022		2021

Balance as of January 1:
Gross goodwill	$257,746		$3,907
Accumulated impairments	(3,074)		(3,074)
Net goodwill as of January 1,	254,672		833
Goodwill adjustment during the year	559	(1)	253,839
Net goodwill as of March 31, and December 31,	$255,231		$254,672

(1) See Note 7 - Acquisitions.

As of March 31, 2022 and December 31, 2021, Xometry’s goodwill of $255.2 million and $254.7 million, respectively, is part of the Company's U.S. operating segment.

As of March 31, 2022, estimated amortization expense for the remainder of 2022 and next five years is: $2.6 million in 2022, $3.3 million in 2023, $3.2 million in 2024, $3.2 million in 2025, $3.2 million in 2026 and $2.6 million in 2027.

Amortization expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$774	25
Product development	89	40
General and administrative	2	3
Total	$865	$68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

Overview

Xometry, Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry is a leading AI-enabled digital marketplace, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry's corporate headquarters is located in Derwood, Maryland.

Xometry uses proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and aftermarket parts for its buyers.

Our mission is to accelerate innovation by providing real time, equitable access to global manufacturing capacity and demand. Our vision is to drive efficiency, sustainability and innovation for industries worldwide by lowering the barriers to entry to the manufacturing ecosystem.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes access to competitively priced tools, materials and supplies from leading brands and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity.

We define “buyers” as individuals who have placed an order to purchase on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our platform for a buyer or have utilized our supplier services, including our financial services or the purchase of supplies.

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Defense, Aerospace, Healthcare, Automotive, Consumer Goods, Industrial, Robotics, Government, and Education.

Our supplier services revenue primarily includes the sale of advertising and marketing services and to a lesser extent, supplies and financial service products that help our customers better manage cash flow at all stages of job production. Our financial services products, such as Xometry Pay, enable suppliers to stabilize and enhance their cash flows, supply discounts that allow suppliers to lower their operating costs, and resource management tools to optimize their businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d.b.a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and to a lesser extent SaaS based solutions to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

Our business benefits from a virtuous network liquidity effect, because adding buyers to our platform generates greater demand on our marketplace which in turn attracts more suppliers to the platform, allowing us to rapidly scale and increase the number of manufacturing processes offered on our platform. In order to continue to meet the needs of buyers and remain highly competitive, we expect to continue to add suppliers to our platform that have new and innovative manufacturing processes. Thus, our platform is unbounded by the in-house manufacturing capacity and processes of our current suppliers.

The on-going COVID-19 pandemic has globally resulted in loss of life, and business closures impacting our buyers and suppliers. Even after the COVID-19 pandemic subsides, it may have a continued and lasting impact on the global economy, including our business. Future shelter-in-place orders and similar regulations impact the ability of our buyers and suppliers to operate their businesses. Any limitations on or disruptions or closures of buyers’ and suppliers’ businesses could adversely affect our business.

The COVID-19 pandemic to date has not significantly adversely impacted the growth of our business. We believe the COVID-19 pandemic has validated our platform, highlighting the need for resilient supply chains, and reshaping the way buyers source their manufacturing needs.

Key Marketplace Operational and Business Metrics

In addition to the measures presented in our condensed consolidated financial statements included elsewhere in this filing, we use the following key operational and business metrics to help us evaluate our marketplace business, measure our performance, identify trends affecting our business, formulate business plans and develop forecasts, and make strategic decisions:

Active Buyers

We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform.

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 30,683 as of March 31, 2022, up 44% from 21,345 as of March 31, 2021. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended March 31, 2022, 94% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 790 as of March 31, 2022, up 92% from 412 as of March 31, 2021.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude interest expense, interest and dividend income and other expenses, depreciation and amortization, stock-based compensation expense, charitable contributions, transactions costs, income from an unconsolidated joint venture and impairment charges. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended March 31, 2022, Adjusted EBITDA loss increased to $(12.7) million, as compared to Adjusted EBITDA loss of $(8.8) million for the same quarter in 2021. For the quarter ended March 31, 2022, Adjusted EBITDA Margin decreased to (15)% of revenue, as compared to (20)% of revenue for the same quarter in 2021, driven primarily by higher operating expenses offset by increased revenues, as we continue to scale our business.

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,995)	$(10,501)
Addback (deduct)
Interest expense, interest and dividend income and other expenses	1,635	452
Depreciation and amortization	1,799	734
Amortization of in-place lease asset	333	—
Income tax benefit	(559)	—
Stock based compensation expense	3,456	505
Revaluation of contingent consideration	434	—
Transaction costs	205	—
Income from unconsolidated joint venture	(34)	—
Adjusted EBITDA	$(12,726)	$(8,810)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, amortization of in-place lease assets, amortization of debt discount and issuance costs, unrealized loss on marketable securities, revaluation of contingent consideration and transaction costs.

	For the Three Months Ended March 31,
	2022	2021
Non-GAAP Net Loss:
Net loss	$(19,995)	$(10,501)
Add (deduct):
Depreciation and amortization expense	1,799	734
Stock-based compensation	3,456	505
Amortization of in-place lease asset	333	—
Amortization of deferred costs on convertible notes	312	—
Unrealized loss on marketable securities	858	—
Revaluation of contingent consideration	434	—
Transaction costs	205	—
Non-GAAP Net Loss	$(12,598)	$(9,262)

For the three months ended March 31, 2022, Non-GAAP net loss increased to $(12.6) million, as compared to Non-GAAP net loss of $(9.3) million for the same quarter in 2021. For the quarter ended March 31, 2022, Non-GAAP net loss decreased to (15)% of revenue, as compared to (21)% of revenue for the same quarter in 2021.

Adjusted EBITDA and Non-GAAP net loss are non-GAAP financial measures that we use, in addition to our GAAP financial measures, to evaluate our business. We have included Adjusted EBITDA and Non-GAAP net loss in this filing because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that Adjusted EBITDA and Non-GAAP net loss provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of Adjusted EBITDA and Non-GAAP net loss may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Adjusted EBITDA and Non-GAAP net loss should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Components of Results of Operations

Revenue

Our marketplace revenue is primarily comprised of sales to customers through our platform. Buyers purchase specialized CNC manufacturing, sheet metal manufacturing, 3D printing, injection molding, urethane casting, finishing services. Customer purchases range from rapid prototyping of single parts to high-volume production on our marketplace. These products are primarily manufactured by our network of suppliers.

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent SaaS based solutions and financial service products.

Cost of Revenue

Marketplace cost of revenue primarily consists of the cost to us of the products that are manufactured or produced by us or our suppliers for delivery to buyers on our platform, internal and external production costs, shipping costs and certain internal depreciation. We expect cost of revenue to increase in absolute dollars to the extent our revenue increases and transaction volume increases. As we grow and add suppliers to our platform we are able to improve our pricing efficiency, we expect cost of revenue to decline as a percentage of revenue over time.

Cost of revenue for supplier services primarily consists of internal and external production costs and website hosting.

Gross Profit

Gross profit, or revenue less cost of revenue, is primarily affected by the growth of our revenue. Our gross profit margin is primarily affected by liquidity of our suppliers network and the efficiency of our pricing and will be benefited by increasing the use of existing supplier services and the variety of supplier services offerings over time.

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

Operations and Support

Operations and support expenses are the costs we incur in support of the buyers and suppliers on our platform which are provided by phone, email and chat for purposes of resolving buyer and suppliers related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering buyer and suppliers services. We expect operations and support expense to increase in absolute dollars in the future, though in the near term operations and support expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our operations and support functions as these investments may vary in scope and scale over future periods.

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

Other (Expense) Income

Interest Expense

Interest expense consists of interest incurred on our outstanding borrowings under our outstanding convertible notes or other borrowings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest and Dividend Income

Interest and dividend income consists of interest on our cash and cash equivalents and dividend income from our investments.

Other Expenses

Other expenses consist primarily of unrealized losses and other expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$83,671	$43,922
Cost of revenue	50,732	34,087
Gross profit	32,939	9,835
Operating expenses:
Sales and marketing	19,285	7,563
Operations and support	12,358	4,330
Product development	7,290	3,664
General and administrative	12,959	4,327
Total operating expenses	51,892	19,884
Loss from operations	(18,953)	(10,049)
Other (expenses) income:
Interest expense	(769)	(330)
Interest and dividend income	96	—
Other expenses	(962)	(122)
Income from unconsolidated joint venture	34	—
Total other expenses	(1,601)	(452)
Loss before income taxes	(20,554)	(10,501)
Benefit for income taxes	559	—
Net loss	(19,995)	(10,501)
Net income attributable to noncontrolling interest	17	—
Net loss attributable to common stockholders	$(20,012)	$(10,501)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	100.0%	100.0%
Cost of revenue	60.6%	77.6%
Gross profit	39.4%	22.4%
Operating expenses:
Sales and marketing	23.0%	17.2%
Operations and support	14.8%	9.9%
Product development	8.7%	8.3%
General and administrative	15.5%	9.9%
Total operating expenses	62.0%	45.3%
Loss from operations	(22.6)%	(22.9)%
Other (expenses) income:
Interest expense	(0.9)%	(0.8)%
Interest and dividend income	0.1%	—%
Other expenses	(1.1)%	(0.3)%
Income from unconsolidated joint venture	—%	—%
Total other expenses	(1.9)%	(1.1)%
Loss before income taxes	(24.5)%	(24.0)%
Benefit for income taxes	0.7%	—%
Net loss	(23.8)%	(24.0)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(23.8)%	(24.0)%

The following table present our disaggregated revenue and costs of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue of is presented in the following tables for the three months ended March 31, 2022 (in thousands, amounts for the three months ended March 31, 2021 were not considered material):

For the Three Months Ended March 31,
2022
Marketplace
Revenue	$64,415
Cost of revenue	46,741
Gross Profit	$17,674

Supplier services
Revenue	$19,256
Cost of revenue	3,991
Gross Profit	$15,265

Revenue

Total revenue increased $39.7 million, or 90%, from $43.9 million for the three months ended March 31, 2021 to $83.7 million for the three months ended March 31, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the three months ended March 31, 2022 was $64.4 million and $19.3 million, respectively. The marketplace increase was primarily the result of a 44% increase in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the three months ended March 31, 2022, as compared to the prior year period. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021.

Total revenue from our U.S. and International operating segments for the three months ended March 31, 2022 and 2021, was $77.2 million and $41.3 million, respectively, for the U.S., and $6.5 million and $2.6 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $16.6 million, or 49%, from $34.1 million for the three months ended March 31, 2021 to $50.7 million for the three months ended March 31, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the three months ended March 31, 2022 was $46.7 million and $4.0 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $23.1 million, or 235%, from $9.8 million for the three months ended March 31, 2021 to $32.9 million for the three months ended March 31, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved gross margin as compared to the prior year period.

Gross margin for marketplace was 27.4% for the three months ended March 31, 2022 which was a significant improvement over the prior year period in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in a lower cost of revenue. Gross margin for our supplier services was 79.3% for the three months ended March 31, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $11.7 million, or 155%, from $7.6 million for the three months ended March 31, 2021 to $19.3 million for the three months ended March 31, 2022, primarily as a result our acquisition of Thomas in December 2021, increases in marketing and advertising spend and additional sales employees. As a percent of total revenue, sales and marketing expenses increased to 23.0% for the three months ended March 31, 2022 from 17.2% for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, stock based compensation expense recorded in sales and marketing was $0.6 million and $53 thousand, respectively. Excluding stock based compensation, sales and marketing would be 22.3% and 17.1% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Operations and Support

Operations and support increased $8.0 million, or 185%, from $4.3 million for the three months ended March 31, 2021 to $12.4 million for the three months ended March 31, 2022, primarily as a result our acquisition of Thomas in December 2021, hiring of additional operations and support employees, and increased stock based compensation expense. As a percent of total revenue, operations and support expenses increased to 14.8% for the three months ended March 31, 2022 from 9.9% for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, stock based compensation expense recorded in operations and support was $1.4 million and $0.1 million, respectively. Excluding stock based compensation, operations and support would be 13.1% and 9.6% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Product Development

Product development expense increased $3.6 million, or 99%, from $3.7 million for the three months ended March 31, 2021 to $7.3 million for the three months ended March 31, 2022, primarily as result of our acquisition Thomas in December 2021, hiring additional development employees, software and maintenance cost and increased stock based compensation expense. As a percent of total revenue, product development expenses increased to 8.7% for the three months ended March 31, 2022 from 8.3% for the three months ended March 30, 2021.

For the three months ended March 31, 2022 and 2021, stock based compensation expense recorded in product development was $0.9 million and $0.1 million, respectively. Excluding stock based compensation, product development would be 7.6% and 8.2% of revenue for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative

General and administrative expense increased $8.6 million, or 199%, from $4.3 million for the three months ended March 31, 2021 to $13.0 million for the three months ended March 31, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021. We also incurred public company costs for insurance, legal and accounting. As a percent of total revenue, general and administrative expenses increased to 15.5% for the for the three months ended March 31, 2022 from 9.9% for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, stock based compensation expense recorded in general and administrative was $0.5 million and $0.3 million, respectively. Excluding stock based compensation, general and administrative would be 14.9% and 9.2% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Other (Expenses) Income

Interest Expense

Interest expense increased by $0.4 million, or 133%, from $0.3 million for the three months ended March 31, 2021 to $0.8 million for the three months ended March 31, 2022, as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and dividend income

Interest and dividend income increased to $96 thousand for the three months ended March 31, 2022, due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.8 million, or 689%, from $0.1 million for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022, as a result of a $0.9 million of unrealized loss on marketable securities.

Benefit for income taxes

Benefit for income taxes increased by $0.6 million due to an income tax benefit resulting from our acquisition of Thomas.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended March 31, 2022 and 2021, was $16.3 million and $8.2 million, respectively. Total segment loss from our International operating segment for the three months ended March 31, 2022 and 2021, was $3.7 million and $2.3 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of March 31, 2022, our cash and cash equivalents and marketable securities totaled $368.7 million, compared with $116.7 million as of December 31, 2021. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Convertible Notes due 2027

In February 2022, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of convertible senior notes due in 2027 (the “2027 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes consisted of a $250 million initial placement and an over-allotment option that provided the initial purchasers of the 2027 Notes with the option to purchase an additional $37.5 million aggregate principal amount of the 2027 Notes, which was fully exercised. The 2027 Notes were issued pursuant to an indenture dated February 4, 2022. The net proceeds from the issuance of the 2027 Notes were $278.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.8213 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $56.11 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 5, 2025 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest or additional interest, if any.

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to November 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day;
•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2027;
•
on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2027 Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

On or after November 1, 2026, the 2027 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 2027 Notes who convert the 2027 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2027 Notes, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2027 Notes may require us to repurchase all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of 2027 Notes, plus any accrued and unpaid special interest, if any.

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of March 31, 2022, the 2027 Notes have a carrying value of $278.5 million with an effective annual interest rate of 1.6%.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(24,259)	$(9,942)
Net cash used in provided by investing activities	(282,465)	(1,244)
Net cash provided by financing activities	279,460	843

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $24.3 million, primarily due to a net loss of $(20.0) million adjusted for non-cash charges of $8.1 million and a net decrease in our operating assets and liabilities of $(12.4) million. The non-cash adjustments primarily relate to stock-based compensation of $3.5 million, depreciation and amortization of $1.8 million, $0.9 unrealized loss on marketable securities, and $1.8 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $6.1 million, a $1.4 million increase in deferred sales commissions, a decrease in accounts payable of $2.8 million and accrued expenses of $2.8 million, primarily due to growth of our business and the timing of payments related to the acquisition of Thomas and the renewal of annual software licenses that are amortized over the life of the contract. These decreases are partially offset by an increase in contract liabilities of $2.1 million.

For the three months ended March 31, 2021, net cash used in operating activities was $9.9 million, primarily due to a net loss of $(10.5) million adjusted for non-cash charges of $1.6 million and a net decrease in our operating assets and liabilities of $(1.0) million. The non-cash adjustments primarily relate to stock-based compensation of $0.5 million and depreciation and amortization of $0.7 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $5.5 million and prepaid expenses of $0.9 million. These increases are partially offset by increases in accounts payable of $1.9 million, accrued expenses of $1.6 million and $1.6 million of contract liabilities, primarily due to the growth of our business.

Investing Activities

Cash used by investing activities was $282.5 million during the three months ended March 31, 2022, primarily due to the purchase of marketable securities of $280.1 million and $2.5 million for purchases of property and equipment (which includes internal-use software development costs).

Cash used by investing activities was $1.2 million during the three months ended March 31, 2021, primarily due to investments in property and equipment (which includes software development costs).

Financing Activities

Cash provided by financing activities was $279.5 million during the three months ended March 31, 2022, reflecting $287.5 million of proceeds from the issuance of the 2027 convertible senior notes. These inflows were offset by $9.3 million of convertible note costs incurred in connection with these notes.

Cash provided by financing activities was $0.8 million during the three months ended March 31, 2021, reflecting $0.8 million of proceeds from the exercise of stock options.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company offered and sold $287.5 million of aggregate principal amount of 1.00% Convertible Senior Note due 2027 (the "Notes") to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for resale by the initial purchasers to persons reasonably believed to be qualified institutional buyers pursuant to the exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated February 1, 2022 by and among the Company and the initial purchasers.

The Notes and the shares of Common Stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

To the extent that any shares of Class A common stock are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof because no commission or other remuneration is expected to be paid in connection with conversion of the Notes and any resulting issuance of shares of Class A common stock. Initially, a maximum of 6,532,603 shares of the Company’s Class A common stock may be issued upon conversion of the Notes based on the initial maximum conversion rate of 22.7221 shares of Class A common stock per $1,000 principal amount of Notes, which is subject to customary anti-dilution adjustment provisions.

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

* Filed herewith.

** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XOMETRY, INC.

Date: May 12, 2022	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: May 12, 2022	By:	/s/ James Rallo
James Rallo
Chief Financial Officer