Form 10-Q
period 2022-06-30
Xometry, Inc.
filed 2022-08-11
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 3, 2022, the registrant had 44,592,744 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

•

the ongoing effects of the COVID-19 pandemic or other macroeconomic factors and geopolitical tension, such as those associated with Russia's invasion of Ukraine, which may lead to periods of global economic uncertainty;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$46,833	$86,262
Marketable securities	309,830	30,465
Accounts receivable, less allowance for doubtful accounts of $1.5 million as of June 30, 2022 and $0.8 million as of December 31, 2021	43,991	32,427
Inventory	1,727	2,033
Prepaid expenses	7,724	6,664
Other current assets	4,118	5,580
Total current assets	414,223	163,431
Property and equipment, net	13,443	10,287
Operating lease right-of-use assets	24,029	27,489
Investment in unconsolidated joint venture	4,301	4,198
Intangible assets, net	41,147	41,736
Goodwill	259,971	254,672
Other assets	627	773
Total assets	$757,741	$502,586
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,175	$12,718
Accrued expenses	29,157	30,905
Contract liabilities	10,725	7,863
Operating lease liabilities, current portion	5,723	5,549
Finance lease liabilities, current portion	—	2
Total current liabilities	59,780	57,037
Operating lease liabilities, net of current portion	14,053	16,920
Convertible notes	278,972	—
Income taxes payable	1,532	1,468
Other liabilities	1,789	1,678
Total liabilities	356,126	77,103
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 44,545,080 shares and 43,998,404 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	610,331	597,641
Accumulated other comprehensive income	85	149
Accumulated deficit	(209,906)	(173,341)
Total stockholders’ equity	400,510	424,449
Noncontrolling interest	1,105	1,034
Total equity	401,615	425,483
Total liabilities and stockholders’ equity	$757,741	$502,586

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$95,615	$50,589	$179,286	$94,510
Cost of revenue	57,919	38,714	108,651	72,800
Gross profit	37,696	11,875	70,635	21,710
Sales and marketing	18,145	8,858	37,430	16,422
Operations and support	12,180	5,489	24,538	9,820
Product development	7,796	4,091	15,085	7,755
General and administrative	15,057	5,238	28,017	9,562
Impairment of long-lived assets	119	—	119	—
Total operating expenses	53,297	23,676	105,189	43,559
Loss from operations	(15,601)	(11,801)	(34,554)	(21,849)
Other (expenses) income
Interest expense	(1,209)	(350)	(1,978)	(681)
Interest and dividend income	474	—	570	—
Other expenses	(482)	(113)	(1,444)	(235)
Income from unconsolidated joint venture	269	—	303	—
Total other expenses	(948)	(463)	(2,549)	(916)
Loss before income taxes	(16,549)	(12,264)	(37,103)	(22,765)
Benefit for income taxes	—	—	559	—
Net loss	(16,549)	(12,264)	(36,544)	(22,765)
Net income attributable to noncontrolling interest	4	—	21	—
Net loss attributable to common stockholders	$(16,553)	$(12,264)	$(36,565)	$(22,765)
Net loss per share, basic and diluted	$(0.35)	$(1.46)	$(0.78)	$(2.79)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	47,074,246	8,390,088	46,932,702	8,158,753

Comprehensive loss:
Foreign currency translation	$14	$(13)	$(14)	$17
Total other comprehensive (loss) income	14	(13)	(14)	17
Net loss	(16,549)	(12,264)	(36,544)	(22,765)
Comprehensive loss	(16,535)	(12,277)	(36,558)	(22,748)
Comprehensive income attributable to noncontrolling interest	37	—	71	—
Total comprehensive loss attributable to common stockholders	$(16,572)	$(12,277)	$(36,629)	$(22,748)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Three months ended June 30, 2022 and 2021

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interest	(Deficit) Equity
Balance, March 31, 2022	—	$—	—	$—	44,244,667	$—	2,676,154	$—	$602,360	$104	$(193,353)	409,111	$1,068	410,179
Exercise of common stock options	—	—	—	—	260,147	—	—	—	1,207	—	—	1,207	—	1,207
Donated common stock	—	—	—	—	40,266	—	—	—	1,285	—	—	1,285	—	1,285
Stock based compensation	—	—	—	—	—	—	—	—	5,479	—	—	5,479	—	5,479
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(19)	—	(19)	33	14
Net loss	—	—	—	—	—	—	—	—	—	—	(16,553)	(16,553)	4	(16,549)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(16,572)	37	(16,535)
Balance, June 30, 2022	—	$—	—	$—	44,545,080	$—	2,676,154	$—	$610,331	$85	$(209,906)	$400,510	$1,105	$401,615

Balance, March 31, 2021	27,758,941	$160,713	8,239,494	$—	—	$—	—	$—	$1,854	$240	$(122,463)	$(120,369)	$—	$(120,369)
Exercise of common stock options	—	—	426,303	—	—	—	—	—	486	—	—	486	—	486
Stock based compensation	—	—	—	—	—	—	—	—	1,975	—	—	1,975	—	1,975
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(13)	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,264)	(12,264)	—	(12,264)
Total comprehensive loss												(12,277)	—	(12,277)
Balance, June 30, 2021	27,758,941	$160,713	8,665,797	$—	—	$—	—	$—	$4,315	$227	$(134,727)	$(130,185)	$—	$(130,185)

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Six months ended June 30, 2022 and 2021

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2021	—	$—	—	$—	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	$424,449	$1,034	425,483
Exercise of common stock options	—	—	—	—	506,410	—	—	—	2,470	—	—	2,470	—	2,470
Donated common stock	—	—	—	—	40,266	—	—	—	1,285	—	—	1,285	—	1,285
Stock based compensation	—	—	—	—	—	—	—	—	8,935	—	—	8,935	—	8,935
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(64)	—	(64)	50	(14)
Net loss	—	—	—	—	—	—	—	—	—	—	(36,565)	(36,565)	21	(36,544)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(36,629)	71	(36,558)
Balance, June 30, 2022	—	$—	—	$—	44,545,080	$—	2,676,154	$—	$610,331	$85	$(209,906)	$400,510	$1,105	$401,615

Balance, December 31, 2020	27,758,941	$160,713	7,755,782	$—	—	$—	—	$—	$503	$210	$(111,962)	$(111,249)	$—	$(111,249)
Exercise of common stock options	—	—	910,015	—	—	—	—	—	1,332	—	—	1,332	—	1,332
Stock based compensation	—	—	—	—	—	—	—	—	2,480	—	—	2,480	—	2,480
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	17	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	—	(22,765)	(22,765)	—	(22,765)
Total comprehensive loss												(22,748)		(22,748)
Balance, June 30, 2021	27,758,941	$160,713	8,665,797	$—	—	$—	—	$—	$4,315	$227	$(134,727)	$(130,185)	$—	$(130,185)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,544)	$(22,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,807	1,487
Impairment of long-lived assets	119	—
Reduction in carrying amount of right-of-use asset	3,540	543
Stock based compensation	8,935	2,480
Non-cash interest expense	—	111
Revaluation of contingent consideration	434	—
Income from unconsolidated joint venture	(103)	—
Donation of common stock	1,285	—
Unrealized loss on marketable securities	1,190	—
Non-cash income tax benefit	(559)	—
Loss on sale of property and equipment	71	—
Amortization of deferred costs on convertible notes	781	—
Deferred taxes benefit	(2)	—
Changes in other assets and liabilities:
Accounts receivable, net	(11,833)	(6,874)
Inventory	272	778
Prepaid expenses	(1,649)	(5,270)
Other assets	(3,861)	500
Accounts payable	1,873	7,522
Accrued expenses	(2,041)	(453)
Contract liabilities	2,862	1,915
Lease liabilities	(2,773)	(534)
Net cash used in operating activities	(34,196)	(20,560)
Cash flows from investing activities:
Purchase of marketable securities	(280,559)	—
Proceeds from sale of marketable securities	4	—
Purchases of property and equipment	(5,436)	(2,748)
Proceeds from sale of property and equipment	165	—
Net cash used in investing activities	(285,826)	(2,748)
Cash flows from financing activities:
Payments in connection with initial public offering	—	(524)
Proceeds from stock options exercised	2,470	1,332
Proceeds from issuance of convertible notes	287,500	—
Costs incurred in connection with issuance of convertible notes	(9,309)	—
Payments on finance lease obligations	(2)	(6)
Net cash provided by financing activities	280,659	802
Effect of foreign currency translation on cash and cash equivalents	(66)	(17)
Net decrease in cash and cash equivalents	(39,429)	(22,523)
Cash and cash equivalents at beginning of the period	86,262	59,874
Cash and cash equivalents at end of the period	$46,833	$37,351
Supplemental cash flow information:
Cash paid for interest	$—	$659
Non-cash investing activity:
Non-cash purchase of property and equipment	—	(150)
Non-cash financing activity:
Non-cash amounts incurred in connection with initial public offering	—	(25,938)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry is a global online marketplace connecting enterprise buyers with suppliers of manufacturing services, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry’s corporate headquarters is located in Derwood, Maryland.

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

During the second quarter of 2022, we launched the Industrial Buying Engine™ (“IBE”) which helps customers source and purchase from the more than 500,000 suppliers on Thomasnet.com. The IBE provides buyer choice including instant quote “buy-it-now” functionality and digitizes the old and time-consuming request-for-quote process. Through the IBE, buyers can request quotes for products and services from suppliers.

Xometry’s supplier capabilities include computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system, access to competitively priced tools, materials and supplies from leading brands and financial services products to stabilize and enhance cash flow.

In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d.b.a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity.

During the second quarter of 2022, we introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.

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

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent Japan is the Euro ("Euro") and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the

Company translates their financial statements into USDs. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity.

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

(e)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. Our marketable securities represent our investment in a short-term bond fund and a money market fund. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2022, and December 31, 2021, the Company's marketable securities of $309.8 million and $30.5 million, respectively were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. During the three and six months ended June 30, 2022, the Company recorded unrealized losses of $0.3 million and $1.2 million, respectively, related to these securities which is recorded in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. No unrealized gains (losses) were recorded during the three and six months ended June 30, 2021.

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $4.9 million for the six months ended June 30, 2022 and $5.2 million for the year ended December 31, 2021. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

Revenue is shown net of estimated returns, refunds, and allowances. As of June 30, 2022, and December 31, 2021, the Company has a $0.3 million and $0.2 million, respectively, provision for estimated returns, refunds or allowances.

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

The following table is a summary of the contract liabilities as of December 31, 2021 and June 30, 2022 (in thousands):

Contract liabilities at December 31, 2021	$7,863
Revenue recognized	(79,333)
Payments received in advance	82,195
Contract liabilities at June 30, 2022	$10,725

During the six months ended June 30, 2022, the Company recognized approximately $7.2 million of revenue related to its contract liabilities at December 31, 2021.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customers life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses and cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months and six months ended June 30, 2022, we recognized approximately $(0.7) million and $1.4 million, respectively of amortization related to deferred sales commissions. The three month amount includes a $1.9 million measurement period benefit related to our acquisition of Thomas. See Note 7 - Acquisitions.

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

(j)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities (net of current portion) in the Condensed Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above. For leases with terms of twelve months or less, the Company does not recognize ROU assets or lease liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Condensed Consolidated Balance Sheets.

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

(k)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and six months ended June 30, 2022, the Company's advertising cost were $7.9 million and $15.0 million, respectively. For the three and six months ended June 30, 2021, the Company's advertising cost were $4.7 million and $8.9 million, respectively.

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

(o)
Stock Based Compensation

All stock-based compensation, including stock options and restricted stock units are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options and restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant. Forfeitures are recorded in the period in which they occur.

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

(q)
Reclassifications

Certain line items on the Company’s condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

(r)
Recently Issued Accounting Standards

New Accounting Pronouncements Adopted in the Current Year

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“Topic 326”), Measurement of Credit Losses on Financial Instruments. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 was originally effective for the Company on January 1, 2023 given our Emerging Growth Company status. We will lose our Emerging Growth Company status on January 1, 2023 and will file our fiscal year Form 10-K as a non-Emerging Growth Company filer. Therefore, in preparation for fiscal year 2022 reporting, the Company applied Topic 326 as if we were not an Emerging Growth Company on July 1, 2022. The adoption of Topic 326 on July 1, 2022 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

For the three and six months ended June 30, 2022 and 2021, no one buyer accounted for more than 10% of the Company's revenue. As of June 30, 2022, and December 31, 2021, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work in progress represents manufacturing costs associated with buyer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021

Raw materials	$141	$105
Work-in-progress	639	1,324
Tools inventory	579	365
Finished goods	368	239
Total	$1,727	$2,033

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

		June 30,	December 31,
	Useful Life	2022	2021

Technology hardware	3 years	$2,577	$2,220
Manufacturing equipment	5 years	2,448	2,946
Capitalized software development	3 years	17,852	13,126
Patent	17 years	157	157
Leasehold improvements	Shorter of useful life or lease term	1,258	1,222
Furniture and fixtures	7 years	1,099	1,155
Total		25,391	20,826
Less accumulated depreciation		(11,948)	(10,539)
Property and Equipment, net		$13,443	$10,287

Depreciation expense for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$24	$12	$58	$49
Sales and marketing	-	6	-	11
Operations and support	16	56	27	88
Product development	723	591	1,428	1,161
General and administrative	181	22	365	43
Total depreciation expense	$944	$687	$1,878	$1,352

During the three months ended June 30, 2022, the Company recorded an impairment of $0.1 million related to abandoned software projects that were previously in development. These impairments were recorded in our U.S. reporting segment.

(6) Leases

Operating lease expense for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$21	$18	$37	$54
Operations and support	-	18	-	18
General and administrative	1,428	299	2,928	581
Total operating lease expense	$1,449	$335	$2,965	$653

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

During the six months ended June 30, 2022, the Company recorded an approximate $31 thousand increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition using a similar methodology as described above. As of June 30, 2022, and December 31, 2021, the total contingent consideration had a fair value of $0.9 million and $0.9 million, respectively.

The Company performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Big Blue Saw during the fourth quarter of 2021. The Company completed its valuation of the acquired assets and liabilities during the second quarter of 2022 and expects to finalize the settlement of the working capital during the third quarter of 2022. The settlement of the working capital, which is not expected to be material, will impact goodwill. No changes to the initial purchase price allocation were made during 2022.

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

During the six months ended June 30, 2022, the Company recorded an approximate $0.4 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition. To estimate the current fair value, we applied an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about gross total orders. As of June 30, 2022, and December 31, 2021, the total contingent consideration had a fair value of $1.9 million and $1.5 million, respectively.

The Company performed its initial valuation analysis of the fair market value of the acquired assets and liabilities of FactoryFour during the fourth quarter of 2021. The Company finalized its valuation analysis in the first quarter of 2022. No changes to the initial purchase price allocation were made during 2022.

Thomas

On December 9, 2021, the Company acquired Thomas subject to the merger agreement. Xometry leverages Thomas’ marketing and data services to deliver a suite of end-to-end services for suppliers with additional financial services and digital marketing products. The Company accounted for the acquisition as a business combination. The goodwill of $252.0 million arising from the acquisition of Thomas related to certain expected synergies which includes the ability to drive buyers and suppliers on to our platform and provide additional products and services. This goodwill which is included in our U.S. reporting segment is not expected to be deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $276.3 million and was paid in cash and Class A common stock on the acquisition date.

The Company performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Thomas during the fourth quarter of 2021. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current and long-term assets, current and long-term liabilities, deferred tax liabilities and goodwill. During the three months ended March 31, 2022, the Company recorded additional goodwill of approximately $0.6 million in connection with the identification of a deferred tax liability. This deferred tax liability was subsequently recognized into income during the three months ended March 31, 2022.

During the three months ended June 30, 2022, the Company recognized measurement period adjustments primarily related to certain other assets and lease intangibles which resulted in additional goodwill of approximately $4.7 million. During the three months ended June 30, 2022, the Company recorded an approximate $1.9 million one-time non-cash benefit in sales and marketing expense.

The following table (in thousands) summarizes the consideration paid for Thomas and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

	Previously Reported	Purchase Price Allocation
	As of	Measurement Period
	December 31, 2021	Adjustment	As Adjusted
Consideration:
Cash	$174,838	$—	$174,838
Fair value of Class A common stock	101,499	—	101,499
Fair value of consideration	276,337	—	276,337

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	18,244	(5,978)	12,266
Property and equipment	890	—	890
Intangible assets	40,400	1,444	41,844
Right-of-use assets	24,130	—	24,130
Other long-term assets	250	(206)	44
Investment in unconsolidated joint venture	4,156	—	4,156
Lease liabilities	(18,690)	—	(18,690)
Deferred tax liability	—	(559)	(559)
Income taxes payable	(1,647)	—	(1,647)
Other long-term liabilities	(281)	—	(281)
Contract liabilities	(6,634)	—	(6,634)
Current liabilities	(30,183)	—	(30,183)
Noncontrolling interest	(1,036)	—	(1,036)
Total identifiable net assets assumed	29,599	(5,299)	24,300
Goodwill	246,738	5,299	252,037
Total	$276,337	$—	$276,337

The following table (in thousands) summarizes the fair value of the identifiable intangible assets:

	Total	Estimated life
Customer relationships	$36,600	15
Database	2,400	5
Trade name	800	10
Developed technology	600	5
Lease intangible assets	1,444	4
Total intangible assets	$41,844

The estimated fair value of the intangible assets acquired was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The Company used a relief from royalty method to estimate the fair values of the developed technology, database and tradename and a multi-period excess earnings method to estimate the fair value of the customer relationships. To estimate the fair value of the lease intangible assets the company used a discounted cash flow analysis. To measure the fair value of the noncontrolling interest, the Company used a market approach which considered historical revenues of the investee and market multiples (Level 3 inputs).

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
	(unaudited)
Revenue	$67,321	$127,952
Net loss attributable to common stockholders	(12,653)	(24,023)

(8) Disaggregated Revenue Information

The following table present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue is presented in the following tables for the three and six months ended June 30, 2022 (in thousands, supplier service revenue for the three and six months ended June 30, 2021, was not considered material):

	For the Three Months Ended June 30,	For The Six Months Ended June 30,
	2022	2022
Marketplace revenue	$75,598	$140,013
Supplier service revenue	20,017	39,273
Total revenue	$95,615	$179,286

(9) Investment in Unconsolidated Joint Venture

In connection with the Company's acquisition of Thomas on December 9, 2021, the Company assumed a 50% interest in Industrial Media, LLC ("IM, LLC") with the other 50% owned by Rich Media Group, LLC. IM, LLC primarily manages content creation, advertising sales, and marketing initiatives for the Industrial Engineering News brand, certain magazines, videos, website and associated electronic media products for industrial engineers. The Company’s ownership interest in the net assets of IM, LLC approximated $5.2 million. We estimated the fair value of the net assets using market approach which considered market multiples and revenue assumptions based on historical operating results (Level 3 inputs). The Company estimated a basis difference of approximately $4.2 million which is accounted for as equity method goodwill and not subject to amortization.

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

As of June 30, 2022, there were 5,151,493 shares available for the Company to grant under the 2021 Equity Incentive Plan.

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

The weighted average assumptions for the six months ended June 30, 2022 and 2021 are provided in the following table.

	Six Months Ended June 30,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	66%	53%
Expected term (years)	6.0	6.0
Risk-free interest rate	1.9%	1.1%
Fair value of share	$34.86	$26.96

A summary of the status of the Company’s stock option activity and the changes during the six months ended June 30, 2022, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	987,622	$3.35	7.5	$47.3
Balance at December 31, 2021	3,286,870	6.98	8.4	145.5
Granted	321,649	34.86	—	—
Exercised	(465,826)	5.38	—	—
Forfeited	(131,375)	8.13	—	—
Expired	(1,591)	5.35	—	—
Balance at June 30, 2022	3,009,727	10.16	8.1	71.8
Exercisable at June 30, 2022	1,222,056	5.76	7.5	34.4

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and 2021, was $21.08 and $18.73, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021, was $15.8 million and $23.7 million, respectively.

At June 30, 2022 and 2021, there was approximately $22.7 million and $26.3 million, respectively of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately three years as of June 30, 2022 and approximately four years as of June 30, 2021.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the six months ended June 30, 2022 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2021	186,480	$63.94	$9.6
Granted	773,945	40.96	—
Vested	(35,666)	59.89	—
Forfeited and cancelled	(74,138)	50.15	—
Unvested RSUs as of June 30, 2022	850,621	44.40	28.9

At June 30, 2022, there was approximately $33.9 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately four years as of June 30, 2022. No restricted stock units were granted during the three and six months ended June 30, 2021.

Total stock-based compensation cost for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales and marketing	$1,300	$302	$1,936	$355
Operations and support	1,741	590	3,164	694
Product development	1,128	416	2,022	491
General and administrative	1,310	667	1,813	940
Total stock compensation expense	$5,479	$1,975	$8,935	$2,480

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

During the six months ended June 30, 2022, the Company has a $0.6 million income tax benefit in the U.S. The Company had no current or deferred income tax benefit or expense in the U.S. or outside the U.S. for the three and six months ended June 30, 2021. This estimated annual effective tax rate of 0%, which excludes the impact of the $0.6 million discrete adjustment, differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

Net Operating Loss and Credit Carryforwards

As of December 31, 2021, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $195.7 million available to reduce future income subject to income taxes before limitations. As of December 31, 2021, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiary of $20.5 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $71.9 million will begin to expire, if not utilized, in 2022. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. The Company expects $128.4 million of legacy Xometry U.S. federal net operating losses to be available to offset future taxable income. Management has not yet completed its evaluation of any limitations on the ability to use the acquired Thomas subsidiary net operating loss carryforward of $67.3 million. The Company plans to complete this analysis during the third quarter of 2022 and the results may impact the net operating loss deferred tax asset, acquisition accounting and income tax provision.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,549)	$(12,264)	$(36,544)	$(22,765)
Net income attributable to noncontrolling interest	4	—	21	—
Net loss attributable to common stockholders	$(16,553)	$(12,264)	$(36,565)	$(22,765)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	47,074,246	8,390,088	46,932,702	8,158,753
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(1.46)	$(0.78)	$(2.79)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	June 30,
	2022	2021
Convertible preferred stock	—	27,758,941
Stock options outstanding	3,009,727	3,553,190
Unvested restricted stock units	850,621	—
Warrants outstanding	87,784	112,026
Shares reserved for charitable contribution	322,126	—
Convertible notes	5,123,624	—
Total shares	9,393,882	31,424,157

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

June 30,
2022
Principal	$287,500
Unamortized debt discount	(7,906)
Unamortized debt issuance costs	(622)
Net carrying value	$278,972

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Coupon interest	$719	$1,168
Amortization of debt discount	431	719
Amortization of transaction costs	38	62
Total interest expense	$1,188	$1,949

The Company estimates the fair value of the 2027 Notes with inputs that are observable in the market. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	June 30, 2022
	Carrying Value	Fair Value
2027 Notes	$278,972	$285,789	(1)

(1) The fair value is estimated using a discounted cash flow analysis, using interest rate that we believe are offered for similar borrowings (a Level 3 measurement).

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

The following tables reflect certain segment information for the three and the six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
U.S.	$87,675	$47,228	$163,724	$88,526
International	7,940	3,361	15,562	5,984
Total	$95,615	$50,589	$179,286	$94,510

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Losses
U.S.	$(11,222)	$(9,440)	$(26,245)	$(17,602)
International	(5,331)	(2,824)	(10,320)	(5,163)
Total	$(16,553)	$(12,264)	$(36,565)	$(22,765)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	June 30, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$1,412	$35,240
Trade Names	10	841	56	785
Developed Technology	4	1,177	557	620
Vendor Relationships	15	1,404	272	1,132
Database	5	2,400	270	2,130
In-place Lease Intangible Asset	4	548	76	472
Above Market Lease Intangible Asset	4	896	128	768
Total intangible assets		$43,918	$2,771	$41,147

	December 31, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$37,139	$674	$36,465
Trade Names	9	973	147	826
Developed Technology	4	1,502	605	897
Vendor Relationships	15	1,404	226	1,178
Database	5	2,400	30	2,370
Total intangible assets		$43,418	$1,682	$41,736

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2022		2021

Balance as of January 1:
Gross goodwill	$257,746		$3,907
Accumulated impairments	(3,074)		(3,074)
Net goodwill as of January 1	254,672		833
Goodwill adjustment during the year	5,299	(1)	253,839
Net goodwill as of June 30, 2022, and December 31, 2021	$259,971		$254,672

(1) See Note 7 - Acquisitions.

As of June 30, 2022, and December 31, 2021, Xometry’s goodwill of $260.0 million and $254.7 million, respectively, is part of the Company's U.S. operating segment.

As of June 30, 2022, estimated amortization expense for the remainder of 2022 and the next five years is: $1.9 million in 2022, $3.6 million in 2023, $3.6 million in 2024, $3.6 million in 2025, $3.2 million in 2026 and $2.6 million in 2027.

Amortization expense for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$776	24	$1,550	50
Product development	82	40	171	79
General and administrative	206	2	208	6
Total	$1,064	$66	$1,929	$135

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

Overview

Xometry, Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry is a global online marketplace connecting enterprise buyers with suppliers of manufacturing services, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry's corporate headquarters is located in Derwood, Maryland.

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

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system, access to competitively priced tools, materials and supplies from leading brands and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity.

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

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Defense, Aerospace, Healthcare, Automotive, Consumer Goods, Industrial, Robotics, Government, and Education.

During the second quarter of 2022, we launched the Industrial Buying Engine™ (“IBE”) which helps customers source and purchase from the more than 500,000 suppliers on Thomasnet.com. The IBE provides buyer choice including instant quote “buy-it-now” functionality and digitizes the old and time-consuming request-for-quote process. Through the IBE, buyers can request quotes for products and services from suppliers.

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

During the second quarter of 2022, we introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 33,491 as of June 30, 2022, up 40% from 23,942 as of June 30, 2021. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended June 30, 2022, 95% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 894 as of June 30, 2022, up 76% from 508 as of June 30, 2021.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted for interest expense, interest and dividend income, income tax (expense) benefit, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment charges and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended June 30, 2022, Adjusted EBITDA loss decreased to $(8.3) million, as compared to Adjusted EBITDA loss of $(9.1) million for the same quarter in 2021. For the quarter ended June 30, 2022, Adjusted EBITDA Margin decreased to (9)% of revenue, as compared to (18)% of revenue for the same quarter in 2021, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

For the six months ended June 30, 2022, Adjusted EBITDA loss increased to $(21.0) million, as compared to Adjusted EBITDA loss of $(17.9) million for the same period in 2021. For the six months ended June 30, 2022, Adjusted EBITDA Margin decreased to (12)% of revenue, as compared to (19)% of revenue for the same period in 2021, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,549)	$(12,264)	$(36,544)	$(22,765)
Addback (deduct)
Interest expense, interest and dividend income and other expenses	1,217	463	2,852	916
Depreciation and amortization	2,008	753	3,807	1,487
Amortization of lease intangible	333	—	666	—
Income tax benefit	—	—	(559)	—
Stock based compensation expense	5,479	1,975	8,935	2,480
Acquisition and other	(1,923)	—	(1,284)	—
Charitable contribution of common stock	1,285	—	1,285	—
Income from unconsolidated joint venture	(269)	—	(303)	—
Impairment of long-lived assets	119	—	119	—
Adjusted EBITDA	$(8,300)	$(9,073)	$(21,026)	$(17,882)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net income (loss) adjusted for depreciation and amortization, stock-based compensation expense, amortization of debt discount and issuance costs on convertible notes, unrealized loss on marketable securities, charitable contributions of common stock, impairment charges, and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Non-GAAP Net Loss:
Net loss	$(16,549)	$(12,264)	$(36,544)	$(22,765)
Add (deduct):
Depreciation and amortization expense	2,008	753	3,807	1,487
Stock-based compensation	5,479	1,975	8,935	2,480
Amortization of lease intangible	333	—	666	—
Amortization of deferred costs on convertible notes	469	—	781	—
Unrealized loss on marketable securities	332	—	1,190	—
Acquisition and other	(1,923)	—	(1,284)	—
(Gain) loss on sale of property and equipment	—	(2)	71	(2)
Charitable contribution of common stock	1,285	—	1,285	—
Impairment of long-lived assets	119	—	119	—
Non-GAAP Net Loss	$(8,447)	$(9,538)	$(20,974)	$(18,800)

For the three months ended June 30, 2022, Non-GAAP net loss decreased to $(8.4) million, as compared to Non-GAAP net loss of $(9.5) million for the same quarter in 2021. For the quarter ended June 30, 2022, Non-GAAP net loss decreased to (9)% of revenue, as compared to (19)% of revenue for the same quarter in 2021.

For the six months ended June 30, 2022, Non-GAAP net loss increased to $(21.0) million, as compared to Non-GAAP net loss of $(18.8) million for the same period in 2021. For the six months ended June 30, 2022, Non-GAAP net loss decreased to (12)% of revenue, as compared to (20)% of revenue for the same period in 2021.

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

Components of Results of Operations

Revenue

Our marketplace revenue is primarily comprised of sales to customers through our platform. Buyers purchase specialized CNC manufacturing, sheet metal manufacturing, 3D printing, injection molding, urethane casting, tube cutting, tube bending and finishing services. Customer purchases range from rapid prototyping of single parts to high-volume production on our marketplace. These products are primarily manufactured by our network of suppliers.

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent SaaS based solutions, the sale of supplies and financial service products.

Cost of Revenue

Marketplace cost of revenue primarily consists of the cost to us of the products that are manufactured or produced by us or our suppliers for delivery to buyers on our platform, internal and external production costs, shipping costs and certain internal depreciation. We expect cost of revenue to increase in absolute dollars to the extent our revenue increases and transaction volume increases. As we grow and add suppliers to our platform, we are able to improve our pricing efficiency, we expect cost of revenue to decline as a percentage of revenue over time.

Cost of revenue for supplier services primarily consists of internal and external production costs and website hosting.

Gross Profit

Gross profit, or revenue less cost of revenue, is primarily affected by the growth of our revenue. Our gross profit margin is primarily affected by liquidity of our suppliers’ network and the efficiency of our pricing and will be benefited by increasing the use of existing supplier services and the variety of supplier services offerings over time.

Operating Expenses

Our operating expenses consist of sales and marketing, operations and support, product development and general and administrative functions.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of our digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to our sales and marketing employees. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness, add new accounts and further penetrate existing accounts. We expect sales and marketing expense to increase in absolute dollars in the future as we grow our business, though in the near-term sales and marketing expenses may fluctuate from period to period based on the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

Operations and Support

Operations and support expenses are the costs we incur in support of the buyers and suppliers on our platform which are provided by phone, email and chat for purposes of resolving buyer and suppliers related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering buyer and suppliers services. We expect operations and support expense to increase in absolute dollars in the future, though in the near-term operations and support expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our operations and support functions as these investments may vary in scope and scale over future periods.

Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation expenses to our employees performing these functions and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future, though in the near-term product development expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our product development functions as these investments may vary in scope and scale over future periods.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenue	$95,615	$50,589
Cost of revenue	57,919	38,714
Gross profit	37,696	11,875
Operating expenses:
Sales and marketing	18,145	8,858
Operations and support	12,180	5,489
Product development	7,796	4,091
General and administrative	15,057	5,238
Impairment of long-lived assets	119	—
Total operating expenses	53,297	23,676
Loss from operations	(15,601)	(11,801)
Other (expenses) income:
Interest expense	(1,209)	(350)
Interest and dividend income	474	—
Other expenses	(482)	(113)
Income from unconsolidated joint venture	269	—
Total other expenses	(948)	(463)
Loss before income taxes	(16,549)	(12,264)
Benefit for income taxes	—	—
Net loss	(16,549)	(12,264)
Net income attributable to noncontrolling interest	4	—
Net loss attributable to common stockholders	$(16,553)	$(12,264)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	60.6%	76.5%
Gross profit	39.4%	23.5%
Operating expenses:
Sales and marketing	19.0%	17.5%
Operations and support	12.7%	10.9%
Product development	8.2%	8.1%
General and administrative	15.7%	10.4%
Impairment of long-lived assets	0.2%	0.0%
Total operating expenses	55.8%	46.9%
Loss from operations	(16.4)%	(23.4)%
Other (expenses) income:
Interest expense	(1.3)%	(0.7)%
Interest and dividend income	0.5%	—%
Other expenses	(0.5)%	(0.2)%
Income from unconsolidated joint venture	0.3%	—%
Total other expenses	(1.0)%	(0.9)%
Loss before income taxes	(17.4)%	(24.3)%
Benefit for income taxes	—%	—%
Net loss attributable to common stockholders	(17.4)%	(24.3)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(17.4)%	(24.3)%

The following table present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue of is presented in the following tables for the three months ended June 30, 2022 (in thousands, amounts for the three months ended June 30, 2021, were not considered material):

For the Three Months Ended June 30,
2022
Marketplace
Revenue	$75,598
Cost of revenue	53,492
Gross Profit	$22,106

Supplier services
Revenue	$20,017
Cost of revenue	4,427
Gross Profit	$15,590

Revenue

Total revenue increased $45.0 million, or 89%, from $50.6 million for the three months ended June 30, 2021 to $95.6 million for the three months ended June 30, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the three months ended June 30, 2022 was $75.6 million and $20.0 million, respectively. The marketplace increase was primarily the result of a 40% increase in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the three months ended June 30, 2022, as compared to the prior year period. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021 and to a lesser extent growth in supplies revenue.

Total revenue from our U.S. and International operating segments for the three months ended June 30, 2022 and 2021, was $87.7 million and $47.2 million, respectively, for the U.S., and $7.9 million and $3.4 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $19.2 million, or 50%, from $38.7 million for the three months ended June 30, 2021 to $57.9 million for the three months ended June 30, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the three months ended June 30, 2022 was $53.5 million and $4.4 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $25.8 million, or 217%, from $11.9 million for the three months ended June 30, 2021 to $37.7 million for the three months ended June 30, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 29.2% for the three months ended June 30, 2022 which was a significant improvement over the prior year period in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in a lower cost of revenue. Gross margin for our supplier services was 77.9% for the three months ended June 30, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $9.3 million, or 105%, from $8.9 million for the three months ended June 30, 2021 to $18.1 million for the three months ended June 30, 2022, primarily as a result our acquisition of Thomas in December 2021, increases from additional sales employees and compensation costs including stock-based compensation, consulting costs and increases in marketing and advertising spend. As a percent of total revenue, sales and marketing expenses increased to 19.0% for the three months ended June 30, 2022 from 17.5% for the three months ended June 30, 2021.

Operations and Support

Operations and support increased $6.7 million, or 122%, from $5.5 million for the three months ended June 30, 2021 to $12.2 million for the three months ended June 30, 2022, primarily as a result our acquisition of Thomas in December 2021, hiring of additional operations and support employees and their compensation costs including stock-based compensation and consulting expenses. As a percent of total revenue, operations and support expenses increased to 12.7% for the three months ended June 30, 2022 from 10.9% for the three months ended June 30, 2021.

Product Development

Product development expense increased $3.7 million, or 91%, from $4.1 million for the three months ended June 30, 2021 to $7.8 million for the three months ended June 30, 2022, primarily as result of our acquisition of Thomas in December 2021, hiring additional development employees and their compensation costs including stock-based compensation, and increases in software and maintenance and consulting expenses. As a percent of total revenue, product development expenses increased to 8.2% for the three months ended June 30, 2022 from 8.1% for the three months ended June 30, 2021.

General and Administrative

General and administrative expense increased $9.8 million, or 187%, from $5.2 million for the three months ended June 30, 2021 to $15.1 million for the three months ended June 30, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021, hiring additional administrative employees and their compensation costs including stock-based compensation. We incurred public company costs for insurance, legal and accounting services. We donated $1.3 million of Class A common stock to our donor advised fund and recorded additional costs for bad debt reserves and software and maintenance. As a percent of total revenue, general and administrative expenses increased to 15.7% for the for the three months ended June 30, 2022 from 10.4% for the three months ended June 30, 2021.

Impairment of long-lived assets

Impairment of long-lived assets of $0.1 million related to incomplete software projects that were abandoned during the three months ended June 30, 2022.

Other (Expenses) Income

Interest Expense

Interest expense increased by $0.9 million, or 245%, from $0.4 million for the three months ended June 30, 2021 to $1.2 million for the three months ended June 30, 2022, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and dividend income

Interest and dividend income increased to $0.5 million for the three months ended June 30, 2022, due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.4 million, or 327%, from $0.1 million for the three months ended June 30, 2021 to $0.5 million for the three months ended June 30, 2022, primarily as a result of a $0.3 million of unrealized loss on marketable securities.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended June 30, 2022 and 2021, was $11.2 million and $9.4 million, respectively. Total segment loss from our International operating segment for the three months ended June 30, 2022 and 2021, was $5.3 million and $2.8 million, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Revenue	$179,286	$94,510
Cost of revenue	108,651	72,800
Gross profit	70,635	21,710
Operating expenses:
Sales and marketing	37,430	16,422
Operations and support	24,538	9,820
Product development	15,085	7,755
General and administrative	28,017	9,562
Impairment of long-lived assets	119	—
Total operating expenses	105,189	43,559
Loss from operations	(34,554)	(21,849)
Other (expenses) income:
Interest expense	(1,978)	(681)
Interest and dividend income	570	—
Other expenses	(1,444)	(235)
Income from unconsolidated joint venture	303	—
Total other expenses	(2,549)	(916)
Loss before income taxes	(37,103)	(22,765)
Benefit for income taxes	559	—
Net loss	(36,544)	(22,765)
Net income attributable to noncontrolling interest	21	—
Net loss attributable to common stockholders	$(36,565)	$(22,765)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	60.6%	77.0%
Gross profit	39.4%	23.0%
Operating expenses:
Sales and marketing	20.9%	17.4%
Operations and support	13.7%	10.4%
Product development	8.4%	8.2%
General and administrative	15.6%	10.1%
Impairment of long-lived assets	0.1%	—%
Total operating expenses	58.6%	46.1%
Loss from operations	(19.2)%	(23.1)%
Other (expenses) income:
Interest expense	(1.1)%	(0.7)%
Interest and dividend income	0.3%	—%
Other expenses	(0.8)%	(0.2)%
Income from unconsolidated joint venture	0.2%	—%
Total other expenses	(1.4)%	(0.9)%
Loss before income taxes	(20.6)%	(24.0)%
Benefit for income taxes	0.3%	—%
Net loss	(20.3)%	(24.0)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(20.3)%	(24.0)%

The following table present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the six months ended June 30, 2022 (in thousands, amounts for the six months ended June 30, 2021, were not considered material):

For the Six Months Ended June 30,
2022
Marketplace
Revenue	$140,013
Cost of revenue	100,233
Gross Profit	$39,780

Supplier services
Revenue	$39,273
Cost of revenue	8,418
Gross Profit	$30,855

Revenue

Total revenue increased $84.8 million, or 90%, from $94.5 million for the six months ended June 30, 2021 to $179.3 million for the six months ended June 30, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the six months ended June 30, 2022 was $140.0 million and $39.3 million, respectively. The marketplace increase was primarily the result of increases in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the six months ended June 30, 2022, as compared to the prior year period. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021.

Total revenue from our U.S. and International operating segments for the six months ended June 30, 2022 and 2021, was $163.7 million and $88.5 million, respectively, for the U.S., and $15.6 million and $6.0 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $35.9 million, or 49%, from $72.8 million for the six months ended June 30, 2021 to $108.7 million for the six months ended June 30, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the six months ended June 30, 2022 was $100.2 million and $8.4 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $48.9 million, or 225%, from $21.7 million for the six months ended June 30, 2021 to $70.6 million for the six months ended June 30, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved marketplace gross margin as compared to the prior year period.

Gross margin for marketplace was 28.4% for the six months ended June 30, 2022 which was a significant improvement over the prior year period in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in a lower cost of revenue. Gross margin for our supplier services was 78.6% for the six months ended June 30, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $21.0 million, or 128%, from $16.4 million for the six months ended June 30, 2021 to $37.4 million for the six months ended June 30, 2022, primarily as a result our acquisition of Thomas in December 2021, increases in marketing and advertising spend, additional sales employees and their compensation costs including stock-based compensation, consulting expenses and software and maintenance costs for the sales and marketing department. As a percent of total revenue, sales and marketing expenses increased to 20.9% for the six months ended June 30, 2022 from 17.4% for the six months ended June 30, 2021.

Operations and Support

Operations and support increased $14.7 million, or 150%, from $9.8 million for the six months ended June 30, 2021 to $24.5 million for the six months ended June 30, 2022, primarily as a result of hiring of additional operations and support employees and their compensation costs including stock-based compensation, our acquisition of Thomas in December 2021 and consulting expenses. As a percent of total revenue, operations and support expenses increased to 13.7% for the six months ended June 30, 2022 from 10.4% for the six months ended June 30, 2021.

Product Development

Product development expense increased $7.3 million, or 95%, from $7.8 million for the six months ended June 30, 2021 to $15.1 million for the six months ended June 30, 2022, primarily as result of our acquisition Thomas in December 2021, hiring additional development employees and their compensation costs including stock-based compensation, consulting and software and maintenance expenses. As a percent of total revenue, product development expenses increased to 8.4% for the six months ended June 30, 2022 from 8.2% for the six months ended June 30, 2021.

General and Administrative

General and administrative expense increased $18.5 million, or 193%, from $9.6 million for the six months ended June 30, 2021 to $28.0 million for the six months ended June 30, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021. Additionally, we incurred higher public company costs for insurance, legal and accounting services. Our general and administrative expenses also increased due to higher compensation and stock-based compensation due to new administrative employees. We donated $1.3 million of Class A common stock to our donor advised fund, recorded additional expenses for software and maintenance expense and expensed transactions costs related to previous acquisitions. As a percent of total revenue, general and administrative expenses increased to 15.6% for the for the six months ended June 30, 2022 from 10.1% for the six months ended June 30, 2021.

Other (Expenses) Income

Interest Expense

Interest expense increased by $1.3 million, or 190%, from $0.7 million for the six months ended June 30, 2021 to $2.0 million for the six months ended June 30, 2022, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and dividend income

Interest and dividend income increased to $0.6 million for the six months ended June 30, 2022, due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $1.2 million, or 514%, from $0.2 million for the six months ended June 30, 2021 to $1.4 million for the six months ended June 30, 2022, primarily as a result of $1.2 million of unrealized loss on marketable securities.

Benefit for income taxes

Benefit for income taxes increased by $0.6 million due to an income tax benefit resulting from our acquisition of Thomas.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the six months ended June 30, 2022 and 2021, was $26.2 million and $17.6 million, respectively. Total segment loss from our International operating segment for the six months ended June 30, 2022 and 2021, was $10.3 million and $5.2 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of June 30, 2022, our cash and cash equivalents and marketable securities totaled $356.7 million, compared with $116.7 million as of December 31, 2021. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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
•
during the five-business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2027;
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

As of June 30, 2022, the 2027 Notes have a carrying value of $279.0 million with an effective annual interest rate of 1.6%.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(34,196)	$(20,560)
Net cash used in provided by investing activities	(285,826)	(2,748)
Net cash provided by financing activities	280,659	802

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $34.2 million, primarily due to a net loss of $(36.5) million adjusted for non-cash charges of $19.5 million and a net decrease in our operating assets and liabilities of $(17.2) million. The non-cash adjustments primarily relate to stock-based compensation of $8.9 million, depreciation and amortization of $3.8 million, $1.2 million unrealized loss on marketable securities, $1.3 million donation of common stock and $3.5 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $11.8 million primarily due to our continued revenue growth, an increase in other assets of $3.9 million, an increase in prepaid expenses of $1.6 million, a $1.9 million increase in accounts payable and increased contract liabilities of $2.9 million. These increases were offset by a decrease in lease liabilities of $2.8 million and a decrease in accrued expenses of $2.0 million.

For the six months ended June 30, 2021, net cash used in operating activities was $20.6 million, primarily due to a net loss of $(22.8) million adjusted for non-cash charges of $4.6 million and a net decrease in our operating assets and liabilities of $(2.4) million. The non-cash adjustments primarily relate to stock-based compensation of $2.5 million and depreciation and amortization of $1.5 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $6.9 million and prepaid expenses of $5.3 million. These increases are partially offset by increases in accounts payable of $7.5 million, primarily related to public company costs and $1.9 million of contract liabilities, primarily due to the growth of our business.

Investing Activities

For the six months ended June 30, 2022, net cash used by investing activities was $285.8 million, primarily due to the purchase of marketable securities of $280.6 million and $5.4 million for purchases of property and equipment (which includes internal-use software development costs).

For the six months ended June 30, 2021, net cash used by investing activities was $2.7 million, primarily due to investments in property and equipment (which includes internal-use software development costs).

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $280.7 million, reflecting $287.5 million of proceeds from the issuance of the 2027 convertible senior notes. These inflows were offset by $9.3 million of convertible note costs incurred in connection with these notes.

For the six months ended June 30, 2021, net cash provided by financing activities was $0.8 million, reflecting $1.3 million of proceeds from the exercise of stock options, offset by $0.5 million of costs incurred in connection with our IPO.

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

Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, the Company will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending June 30, 2022, there were no material legal proceedings brought against the Company nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

XOMETRY, INC.

Date: August 11, 2022	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: August 11, 2022	By:	/s/ James Rallo
James Rallo
Chief Financial Officer