Form 10-Q
period 2022-09-30
Xometry, Inc.
filed 2022-11-14
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 2, 2022, the registrant had 44,763,937 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$30,497	$86,262
Marketable securities	310,694	30,465
Accounts receivable, less allowance for credit losses of $1.6 million as of September 30, 2022 and $0.8 million as of December 31, 2021	50,889	32,427
Inventory	5,632	2,033
Prepaid expenses	7,675	6,664
Other current assets	4,357	5,580
Total current assets	409,744	163,431
Property and equipment, net	16,303	10,287
Operating lease right-of-use assets	23,299	27,489
Investment in unconsolidated joint venture	4,298	4,198
Intangible assets, net	40,287	41,736
Goodwill	259,971	254,672
Other assets	382	773
Total assets	$754,284	$502,586
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,075	$12,718
Accrued expenses	36,476	30,905
Contract liabilities	10,600	7,863
Operating lease liabilities, current portion	5,898	5,549
Finance lease liabilities, current portion	—	2
Total current liabilities	65,049	57,037
Operating lease liabilities, net of current portion	13,513	16,920
Convertible notes	279,441	—
Income taxes payable	1,532	1,468
Other liabilities	1,787	1,678
Total liabilities	361,322	77,103
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 44,721,409 shares and 43,998,404 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	617,278	597,641
Accumulated other comprehensive income (loss)	(492)	149
Accumulated deficit	(224,943)	(173,341)
Total stockholders’ equity	391,843	424,449
Noncontrolling interest	1,119	1,034
Total equity	392,962	425,483
Total liabilities and stockholders’ equity	$754,284	$502,586

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$103,571	$56,727	$282,857	$151,238
Cost of revenue	62,670	42,233	171,321	115,033
Gross profit	40,901	14,494	111,536	36,205
Sales and marketing	21,416	9,828	58,846	26,250
Operations and support	11,620	5,775	36,158	15,594
Product development	7,613	4,376	22,698	12,131
General and administrative	15,126	8,778	43,143	18,343
Impairment of assets	325	—	444	—
Total operating expenses	56,100	28,757	161,289	72,318
Loss from operations	(15,199)	(14,263)	(49,753)	(36,113)
Other (expenses) income
Interest expense	(1,194)	(79)	(3,172)	(799)
Interest and dividend income	1,344	417	1,914	457
Other expenses	(289)	(786)	(1,733)	(1,021)
Income from unconsolidated joint venture	297	—	600	—
Total other income (expenses)	158	(448)	(2,391)	(1,363)
Loss before income taxes	(15,041)	(14,711)	(52,144)	(37,476)
Benefit for income taxes	—	—	559	—
Net loss	(15,041)	(14,711)	(51,585)	(37,476)
Net (loss) income attributable to noncontrolling interest	(4)	—	17	—
Net loss attributable to common stockholders	$(15,037)	$(14,711)	$(51,602)	$(37,476)
Net loss per share, basic and diluted	$(0.32)	$(0.33)	$(1.10)	$(1.87)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	47,303,090	43,962,863	47,057,521	20,092,600

Comprehensive loss:
Foreign currency translation	$(559)	$(41)	$(573)	$(24)
Total other comprehensive loss	(559)	(41)	(573)	(24)
Net loss	(15,041)	(14,711)	(51,585)	(37,476)
Comprehensive loss	(15,600)	(14,752)	(52,158)	(37,500)
Comprehensive income attributable to noncontrolling interest	14	—	85	—
Total comprehensive loss attributable to common stockholders	$(15,614)	$(14,752)	$(52,243)	$(37,500)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Three months ended September 30, 2022 and 2021

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interest	(Deficit) Equity
Balance, June 30, 2022	—	$—	—	$—	44,545,080	$—	2,676,154	$—	$610,331	$85	$(209,906)	400,510	$1,105	401,615
Exercise of common stock options	—	—	—	—	156,196	—	—	—	847	—	—	847	—	847
Donated common stock	—	—	—	—	20,133	—	—	—	987	—	—	987	—	987
Stock based compensation	—	—	—	—	—	—	—	—	5,113	—	—	5,113	—	5,113
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(577)	—	(577)	18	(559)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(15,037)	(15,037)	(4)	(15,041)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(15,614)	14	(15,600)
Balance, September 30, 2022	—	$—	—	$—	44,721,409	$—	2,676,154	$—	$617,278	$(492)	$(224,943)	$391,843	$1,119	$392,962

Balance, June 30, 2021	27,758,941	$160,713	8,665,797	$—	—	$—	—	$—	$4,315	$227	$(134,727)	$(130,185)	$—	$(130,185)
Conversion of convertible preferred stock in connection with initial public offering	(27,758,941)	(160,713)	—	—	27,351,633	—	407,308	—	160,713	—	—	160,713	—	160,713
Exercise of common stock options	—	—	—	—	39,744	—	—	—	456	—	—	456	—	456
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)	—	6,396,951	—	2,268,846	—	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriters' discount	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263	—	325,263
Donated common stock	—	—	—	—	20,133	—	—	—	1,157	—	—	1,157	—	1,157
Cost of initial public offering	—	—	—	—	—	—	—	—	(3,995)	—	—	(3,995)	—	(3,995)
Stock based compensation	—	—	—	—	—	—	—	—	2,266	—	—	2,266	—	2,266
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(41)	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,711)	(14,711)	—	(14,711)
Total comprehensive loss												(14,752)	—	(14,752)
Balance, September 30, 2021	—	$—	—	$—	41,714,711	$—	2,676,154	$—	$490,175	$186	$(149,438)	$340,923	$—	$340,923

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

Nine months ended September 30, 2022 and 2021

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2021	—	$—	—	$—	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	$424,449	$1,034	425,483
Exercise of common stock options	—	—	—	—	662,606	—	—	—	3,317	—	—	3,317	—	3,317
Donated common stock	—	—	—	—	60,399	—	—	—	2,272	—	—	2,272	—	2,272
Stock based compensation	—	—	—	—	—	—	—	—	14,048	—	—	14,048	—	14,048
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(641)	—	(641)	68	(573)
Net loss	—	—	—	—	—	—	—	—	—	—	(51,602)	(51,602)	17	(51,585)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(52,243)	85	(52,158)
Balance, September 30, 2022	—	$—	—	$—	44,721,409	$—	2,676,154	$—	$617,278	$(492)	$(224,943)	$391,843	$1,119	$392,962

Balance, December 31, 2020	27,758,941	$160,713	7,755,782	$—	—	$—	—	$—	$503	$210	$(111,962)	$(111,249)	$—	$(111,249)
Conversion of convertible preferred stock in connection with initial public offering	(27,758,941)	(160,713)	—	—	27,351,633	—	407,308	—	160,713	—	—	160,713	—	160,713
Exercise of common stock options	—	—	910,015	—	39,744	—	—	—	1,787	—	—	1,787	—	1,787
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)	—	6,396,951	—	2,268,846	—	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriters' discount	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263	—	325,263
Donated common stock	—	—	—	—	20,133	—	—	—	1,157	—	—	1,157	—	1,157
Cost of initial public offering	—	—	—	—	—	—	—	—	(3,995)	—	—	(3,995)	—	(3,995)
Stock based compensation	—	—	—	—	—	—	—	—	4,747	—	—	4,747	—	4,747
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	—	—	—	—	(37,476)	(37,476)	—	(37,476)
Total comprehensive loss												(37,500)		(37,500)
Balance, September 30, 2021	—	$—	—	$—	41,714,711	$—	2,676,154	$—	$490,175	$186	$(149,438)	$340,923	$—	$340,923
See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,585)	$(37,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,716	2,304
Impairment of assets	444	—
Reduction in carrying amount of right-of-use asset	5,351	912
Stock based compensation	14,048	4,747
Non-cash interest expense	—	111
Loss on debt extinguishment	—	272
Revaluation of contingent consideration	434	—
Income from unconsolidated joint venture	(100)	—
Donation of common stock	2,272	1,157
Unrealized loss on marketable securities	1,659	239
Non-cash income tax benefit	(559)	—
Loss on sale of property and equipment	71	—
Amortization of deferred costs on convertible notes	1,250	—
Deferred taxes benefit	(2)	—
Changes in other assets and liabilities:
Accounts receivable, net	(19,032)	(10,645)
Inventory	(3,680)	842
Prepaid expenses	(1,784)	(4,080)
Other assets	(3,922)	580
Accounts payable	(240)	(400)
Accrued expenses	5,591	3,931
Contract liabilities	2,777	1,053
Lease liabilities	(4,219)	(917)
Net cash used in operating activities	(45,510)	(37,370)
Cash flows from investing activities:
Purchase of marketable securities	(281,897)	(266,978)
Proceeds from sale of marketable securities	4	—
Purchases of property and equipment	(9,608)	(4,625)
Proceeds from sale of property and equipment	165	—
Net cash used in investing activities	(291,336)	(271,603)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discount	—	325,263
Payments in connection with initial public offering	—	(3,995)
Proceeds from stock options exercised	3,317	1,787
Repayment of term loan	—	(16,136)
Proceeds from issuance of convertible notes	287,500	—
Costs incurred in connection with issuance of convertible notes	(9,309)	—
Payments on finance lease obligations	(2)	(9)
Net cash provided by financing activities	281,506	306,910
Effect of foreign currency translation on cash and cash equivalents	(425)	(33)
Net decrease in cash and cash equivalents	(55,765)	(2,096)
Cash and cash equivalents at beginning of the period	86,262	59,874
Cash and cash equivalents at end of the period	$30,497	$57,778
Supplemental cash flow information:
Cash paid for interest	$1,414	$907
Non-cash investing activity:
Non-cash purchase of property and equipment	—	(19)

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

Xometry’s suppliers’ capabilities include computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production.

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

In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d.b.a. FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity.

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

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiaries operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent Japan is the Euro

("Euro") and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USDs. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity.

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

In light of the current unknown duration and severity of the COVID-19 pandemic, we continue to face potential uncertainty which may impact the judgments and estimates needed to apply our significant accounting policies. As of the date these condensed consolidated financial statements were issued, the impacts of the COVID-19 pandemic did not have a significant impact on our estimates or judgments. Judgments and assumptions may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and economic recovery that could result in a meaningful impact on our consolidated financial statements in future reporting periods.

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

(e)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. Our marketable securities represent our investment in a short-term bond fund and a money market fund. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2022, and December 31, 2021, the Company's marketable securities of $310.7 million and $30.5 million, respectively were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses of $0.5 million and $1.7 million, respectively related to these securities. For the three months and nine months ended September 30, 2021, the Company recorded unrealized losses of $0.2 million related to these securities. These losses are recorded in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(f)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. For buyers for which Xometry provides credit, the Company performs credit inquiries, including references checks, and queries credit ratings services and other publicly available information. Amounts collected on accounts receivable are included in net cash provided by operating activities in the statements of cash flows. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2022	2021

Allowance for credit losses
Balance at beginning of year, January 1	$809	$569
Charge to provision accounts	1,020	295
Recoveries or other	(237)	(55)
Balance at period end, September 30 and December 31	$1,592	$809

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $7.9 million for the nine months ended September 30, 2022 and $5.2 million for the year ended December 31, 2021. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

During the three and nine months ended September 30, 2022, the Company recorded impairments of approximately $0.3 million and $0.4 million, respectively related to abandoned software projects that were previously in development and/or other assets to be disposed. For the three and nine months ended September 30, 2022, $36,000 and $0.1 million, respectively of these impairments were recorded in our U.S. reporting segment. For the three and nine months ended September 30, 2022, $0.3 million, respectively of these impairments were recorded in our International reporting segment. No impairments were recorded during the three and nine months ended September 30, 2021.

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

Xometry also derives revenue from its supplier services which is a suite of services offered to our suppliers. In connection with the acquisition of Thomas on December 9, 2021, our revenue also includes the sale of advertising. This revenue is generally recognized as control is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product or service. From time to time, a purchase order with a customer may involve multiple performance obligations, including a combination of some or all of our products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period or at the point in time in which the performance obligations are satisfied. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. For purchase orders involving multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling price, and recognized as revenue when each individual product or service is transferred to the customer.

Revenue is shown net of estimated returns, refunds, and allowances. As of September 30, 2022, and December 31, 2021, the Company has a $0.3 million and $0.2 million, respectively, provision for estimated returns, refunds or allowances.

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

The following table is a summary of the contract liabilities as of December 31, 2021 and September 30, 2022 (in thousands):

Contract liabilities at December 31, 2021	$7,863
Revenue recognized	(126,830)
Payments received in advance	129,567
Contract liabilities at September 30, 2022	$10,600

During the nine months ended September 30, 2022, the Company recognized approximately $7.2 million of revenue related to its contract liabilities at December 31, 2021.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses and cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months and nine months ended September 30, 2022, we recognized approximately $1.6 million and $3.1 million, respectively of amortization related to deferred sales commissions. The nine month ended amount includes a $1.9 million measurement period benefit related to our acquisition of Thomas. See Note 7 - Acquisitions.

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

(k)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and nine months ended September 30, 2022, the Company's advertising cost were $8.3 million and $23.3 million, respectively. For the three and nine months ended September 30, 2021, the Company's advertising cost were $5.5 million and $14.4 million, respectively.

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

(n)
General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense.

(o)
Stock Based Compensation

All stock-based compensation, including stock options and restricted stock units, are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options and restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant. Forfeitures are recorded in the period in which they occur.

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

For the three and nine months ended September 30, 2022 and 2021, no single buyer accounted for more than 10% of the Company's revenue. As of September 30, 2022, and December 31, 2021, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work in progress represents manufacturing costs associated with buyer orders that are not yet complete and materials purchased for suppliers. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021

Raw materials	$162	$105
Work-in-progress	4,809	1,324
Tools inventory	553	365
Finished goods	108	239
Total	$5,632	$2,033

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

		September 30,	December 31,
	Useful Life	2022	2021

Technology hardware	3 years	$2,710	$2,220
Manufacturing equipment	5 years	3,022	2,946
Capitalized software development	3 years	21,145	13,126
Patent	17 years	—	157
Leasehold improvements	Shorter of useful life or lease term	1,258	1,222
Furniture and fixtures	7 years	1,036	1,155
Total		29,171	20,826
Less accumulated depreciation		(12,868)	(10,539)
Property and Equipment, net		$16,303	$10,287

Depreciation expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$41	$21	$99	$70
Sales and marketing	-	-	-	11
Operations and support	15	31	43	118
Product development	753	632	2,180	1,793
General and administrative	147	64	512	108
Total depreciation expense	$956	$748	$2,834	$2,100

(6) Leases

Operating lease expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$23	$18	$60	$72
Operations and support	-	27	-	45
General and administrative	1,518	278	4,446	859
Total operating lease expense	$1,541	$323	$4,506	$976

During the first quarter of 2022, the Company entered into two new office leases in Doraville, Georgia and Shanghai, China. In connection with these leases, the Company recorded non-cash ROU assets and lease liabilities of $0.1 million.

During the first quarter of 2022, the Company also executed a new lease for an office in North Bethesda, Maryland. The lease is expected to commence in the fourth quarter of 2022. The lease has a term of seven years with total cash rental payments of approximately $7.1 million.

During the third quarter of 2022, the Company executed a new lease for an office in Chelmsford, United Kingdom and modified its leases in Ottobrunn, Germany and Derwood, Maryland. In connection with these leases the Company recorded non-cash ROU assets and lease liabilities of approximately $1.2 million.

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

During the nine months ended September 30, 2022, the Company recorded an approximate $31,000 increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition using a similar methodology as described above. As of September 30, 2022, and December 31, 2021, the total contingent consideration had a fair value of $0.9 million and $0.9 million, respectively.

The Company performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Big Blue Saw during the fourth quarter of 2021. The Company completed its valuation of the acquired assets and liabilities during the second quarter of 2022 and expects to finalize the settlement of the working capital during the fourth quarter of 2022. The settlement of the working capital, which is not expected to be material, will impact goodwill. No changes to the initial purchase price allocation were made during 2022.

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

During the nine months ended September 30, 2022, the Company recorded an approximate $0.4 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition. To estimate the current fair value, we applied an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about gross total orders. As of September 30, 2022, and December 31, 2021, the total contingent consideration had a fair value of $1.9 million and $1.5 million, respectively.

The Company performed its initial valuation analysis of the fair market value of the acquired assets and liabilities of FactoryFour during the fourth quarter of 2021. The Company finalized its valuation analysis in the first quarter of 2022. No changes to the initial purchase price allocation were made during 2022.

Thomas

On December 9, 2021, the Company acquired Thomas subject to the merger agreement. Xometry leverages Thomas’ marketing and data services to deliver a suite of end-to-end services for suppliers with additional financial services and digital marketing products. The Company accounted for the acquisition as a business combination. The goodwill of $252.0 million arising from the acquisition of Thomas related to certain expected synergies which includes the ability to drive buyers and suppliers on to our platform and provide additional products and services. This goodwill, which is included in our U.S. reporting segment, is not expected to be deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $276.3 million and was paid in cash and Class A common stock on the acquisition date.

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

During the nine months ended September 30, 2022, the Company recognized measurement period adjustments primarily related to certain other assets and lease intangibles which resulted in additional goodwill of approximately $4.7 million. During the nine months ended September 30, 2022, the Company recorded an approximate $1.9 million one-time non-cash benefit in sales and marketing expense. The Company substantially completed its valuation of the acquired assets and liabilities during the third quarter of 2022 and expects to finalize the settlement of the working capital during the fourth quarter of 2022. The settlement of the working capital, which may be material, will impact goodwill.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
	(unaudited)
Revenue	$73,649	$201,602
Net loss attributable to common stockholders	(14,164)	(38,187)

(8) Disaggregated Revenue Information

The following table present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue is presented in the following tables for the three and nine months ended September 30, 2022 (in thousands, supplier service revenue for the three and nine months ended September 30, 2021, was not considered material):

	For the Three Months Ended September 30,	For The Nine Months Ended September 30,
	2022	2022
Marketplace revenue	$84,060	$224,073
Supplier service revenue	19,511	58,784
Total revenue	$103,571	$282,857

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

As of September 30, 2022, there were 5,143,659 shares available for the Company to grant under the 2021 Equity Incentive Plan.

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

The weighted average assumptions for the nine months ended September 30, 2022 and 2021 are provided in the following table.

	Nine Months Ended September 30,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	66%	53%
Expected term (years)	6.0	6.0
Risk-free interest rate	1.9%	1.1%
Fair value of share	$34.86	$26.96

A summary of the status of the Company’s stock option activity and the changes during the nine months ended September 30, 2022, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	987,622	$3.35	7.5	$47.3
Balance at December 31, 2021	3,286,870	6.98	8.4	145.5
Granted	321,649	34.86	—	—
Exercised	(607,114)	5.53	—	—
Forfeited	(134,024)	8.13	—	—
Expired	(1,783)	6.10	—	—
Balance at September 30, 2022	2,865,598	10.36	7.9	133.0
Exercisable at September 30, 2022	1,274,443	5.92	7.4	64.8

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021, was $21.08 and $18.73, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021, was $22.0 million and $26.4 million, respectively.

At September 30, 2022 and 2021, there was approximately $20.4 million and $23.9 million, respectively of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately three years as of September 30, 2022 and September 30, 2021.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the nine months ended September 30, 2022 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2021	186,480	$63.94	$9.6
Granted	820,066	41.05	—
Vested	(51,900)	60.29	—
Forfeited and cancelled	(113,493)	49.91	—
Unvested RSUs as of September 30, 2022	841,153	43.75	47.8

At September 30, 2022, there was approximately $31.0 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of September 30, 2022. No restricted stock units were granted during the three and nine months ended September 30, 2021.

Total stock-based compensation cost for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales and marketing	$1,135	$335	$3,071	$690
Operations and support	1,715	670	4,879	1,364
Product development	1,097	488	3,119	979
General and administrative	1,166	773	2,979	1,714
Total stock compensation expense	$5,113	$2,266	$14,048	$4,747

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

During the nine months ended September 30, 2022, the Company has a $0.6 million income tax benefit in the U.S. The Company had no current or deferred income tax benefit or expense in the U.S. or outside the U.S. for the nine months ended September 30, 2021. This estimated annual effective tax rate of 0%, which excludes the impact of the $0.6 million discrete adjustment, differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

Net Operating Loss and Credit Carryforwards

As of December 31, 2021, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $195.7 million available to reduce future income subject to income taxes before limitations. As of December 31, 2021, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiary of $20.5 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $71.9 million will begin to expire, if not utilized, in 2022. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. The Company expects $128.4 million of legacy Xometry U.S. federal net operating losses to be available to offset future taxable income. During the three months ended September 30, 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas subsidiary net operating loss carryforward of $67.3 million. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,041)	$(14,711)	$(51,585)	$(37,476)
Net (loss) income attributable to noncontrolling interest	(4)	—	17	—
Net loss attributable to common stockholders	$(15,037)	$(14,711)	$(51,602)	$(37,476)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	47,303,090	43,962,863	47,057,521	20,092,600
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.33)	$(1.10)	$(1.87)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	September 30,
	2022	2021
Stock options outstanding	2,865,598	3,478,115
Unvested restricted stock units	841,153	106,754
Warrants outstanding	87,784	112,026
Shares reserved for charitable contribution	301,993	382,525
Convertible notes	5,123,624	—
Total shares	9,220,152	4,079,420

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
•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2027 Notes;
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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

September 30,
2022
Principal	$287,500
Unamortized debt discount	(7,475)
Unamortized debt issuance costs	(584)
Net carrying value	$279,441

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Coupon interest	$719	$1,887
Amortization of debt discount	432	1,151
Amortization of transaction costs	37	99
Total interest expense	$1,188	$3,137

The Company estimates the fair value of the 2027 Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	September 30, 2022
	Carrying Value	Fair Value
2027 Notes	$279,441	$265,609	(1)

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

The following tables reflect certain segment information for the three and the nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
U.S.	$94,829	$51,739	$258,553	$140,266
International	8,742	4,988	24,304	10,972
Total	$103,571	$56,727	$282,857	$151,238

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Losses
U.S.	$(10,732)	$(12,550)	$(36,977)	$(30,152)
International	(4,305)	(2,161)	(14,625)	(7,324)
Total	$(15,037)	$(14,711)	$(51,602)	$(37,476)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	September 30, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$2,025	$34,627
Trade Names	10	841	77	764
Developed Technology	4	1,218	592	626
Vendor Relationships	15	1,267	276	991
Database	5	2,400	390	2,010
In-place Lease Intangible Asset	4	548	109	439
Above Market Lease Intangible Asset	4	896	183	713
Patents	17	157	40	117
Total intangible assets		$43,979	$3,692	$40,287

	December 31, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$37,139	$674	$36,465
Trade Names	9	973	147	826
Developed Technology	4	1,502	605	897
Vendor Relationships	15	1,404	226	1,178
Database	5	2,400	30	2,370
Total intangible assets		$43,418	$1,682	$41,736

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2022		2021

Balance as of January 1:
Gross goodwill	$257,746		$3,907
Accumulated impairments	(3,074)		(3,074)
Net goodwill as of January 1	254,672		833
Goodwill adjustment during the year	5,299	(1)	253,839
Net goodwill as of September 30, 2022, and December 31, 2021	$259,971		$254,672

(1) See Note 7 - Acquisitions.

As of September 30, 2022 and December 31, 2021, Xometry’s goodwill of $260.0 million and $254.7 million, respectively, is part of the Company's U.S. operating segment.

As of September 30, 2022, estimated amortization expense for intangible assets for the remainder of 2022 and the next five years is: $0.9 million in 2022, $3.6 million in 2023, $3.6 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027 and $22.8 million thereafter.

Amortization expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$776	26	$2,326	77
Product development	86	40	257	120
General and administrative (1)	91	2	299	7
Total	$953	$68	$2,882	$204

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

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

Our supplier services revenue primarily includes the sale of advertising and marketing services and to a lesser extent, supplies and financial service products that help our customers better manage cash flow at all stages of job production. Our financial services products, such as Xometry Pay, enable suppliers to stabilize and enhance their cash flows, supply discounts that allow suppliers to lower their operating costs, and resource management tools to optimize their businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d.b.a. FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and to a lesser extent SaaS based solutions to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

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

The on-going COVID-19 pandemic has globally resulted in loss of life, and business closures impacting our buyers and suppliers. Even after the COVID-19 pandemic subsides, it may have a continued and lasting impact on the global economy, including our business. Future shelter-in-place orders and similar regulations may impact the ability of our buyers and suppliers to operate their businesses. Any limitations on or disruptions or closures of buyers’ and suppliers’ businesses could adversely affect our business.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 36,789 as of September 30, 2022, up 40% from 26,187 as of September 30, 2021. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended September 30, 2022, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 974 as of September 30, 2022, up 62% from 603 as of September 30, 2021.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, income tax benefit, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment charges and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended September 30, 2022, Adjusted EBITDA loss decreased to $(6.5) million, as compared to Adjusted EBITDA loss of $(10.0) million for the same quarter in 2021. For the quarter ended September 30, 2022, Adjusted EBITDA Margin decreased to (6)% of revenue, as compared to (18)% of revenue for the same quarter in 2021, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

For the nine months ended September 30, 2022, Adjusted EBITDA loss decreased to $(27.5) million, as compared to Adjusted EBITDA loss of $(27.9) million for the same period in 2021. For the nine months ended September 30, 2022, Adjusted EBITDA Margin decreased to (10)% of revenue, as compared to (18)% of revenue for the same period in 2021, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,041)	$(14,711)	$(51,585)	$(37,476)
Addback (deduct)
Interest expense, interest and dividend income and other expenses	139	448	2,991	1,363
Depreciation and amortization	1,909	816	5,716	2,304
Amortization of lease intangible	333	—	999	—
Income tax benefit	—	—	(559)	—
Stock based compensation expense	5,113	2,266	14,048	4,747
Acquisition and other	42	—	(1,242)	—
Charitable contribution of common stock	987	1,157	2,272	1,157
Income from unconsolidated joint venture	(297)	—	(600)	—
Impairment of assets	325	—	444	—
Adjusted EBITDA	$(6,490)	$(10,024)	$(27,516)	$(27,905)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation expense, amortization of lease intangible, amortization of deferred costs on convertible notes, unrealized loss on marketable securities, loss on sale of property and equipment, charitable contributions of common stock, impairment charges, and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Non-GAAP Net Loss:
Net loss	$(15,041)	$(14,711)	$(51,585)	$(37,476)
Add (deduct):
Depreciation and amortization expense	1,909	816	5,716	2,304
Stock-based compensation	5,113	2,266	14,048	4,747
Amortization of lease intangible	333	—	999	—
Amortization of deferred costs on convertible notes	469	—	1,250	—
Unrealized loss on marketable securities	469	239	1,659	239
Acquisition and other	42	—	(1,242)	—
Loss on sale of property and equipment	—	10	71	8
Charitable contribution of common stock	987	1,157	2,272	1,157
Impairment of assets	325	—	444	—
Non-GAAP Net Loss	$(5,394)	$(10,223)	$(26,368)	$(29,021)

For the three months ended September 30, 2022, Non-GAAP net loss decreased to $(5.4) million, as compared to Non-GAAP net loss of $(10.2) million for the same quarter in 2021. For the quarter ended September 30, 2022, Non-GAAP net loss decreased to (5)% of revenue, as compared to (18)% of revenue for the same quarter in 2021.

For the nine months ended September 30, 2022, Non-GAAP net loss decreased to $(26.4) million, as compared to Non-GAAP net loss of $(29.0) million for the same period in 2021. For the nine months ended September 30, 2022, Non-GAAP net loss decreased to (9)% of revenue, as compared to (19)% of revenue for the same period in 2021.

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

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense. We expect our general and administrative expenses to increase. We expect to incur additional general and administrative expenses as a result of operating as a public company, including as a result of increased legal, accounting, and directors’ and officers’ insurance expenses.

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

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Revenue	$103,571	$56,727
Cost of revenue	62,670	42,233
Gross profit	40,901	14,494
Operating expenses:
Sales and marketing	21,416	9,828
Operations and support	11,620	5,775
Product development	7,613	4,376
General and administrative	15,126	8,778
Impairment of assets	325	—
Total operating expenses	56,100	28,757
Loss from operations	(15,199)	(14,263)
Other (expenses) income:
Interest expense	(1,194)	(79)
Interest and dividend income	1,344	417
Other expenses	(289)	(786)
Income from unconsolidated joint venture	297	—
Total other income (expenses)	158	(448)
Loss before income taxes	(15,041)	(14,711)
Benefit for income taxes	—	—
Net loss	(15,041)	(14,711)
Net (loss) income attributable to noncontrolling interest	(4)	—
Net loss attributable to common stockholders	$(15,037)	$(14,711)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	60.5%	74.4%
Gross profit	39.5%	25.6%
Operating expenses:
Sales and marketing	20.7%	17.3%
Operations and support	11.2%	10.2%
Product development	7.4%	7.7%
General and administrative	14.6%	15.5%
Impairment of assets	0.3%	—%
Total operating expenses	54.2%	50.7%
Loss from operations	(14.7)%	(25.1)%
Other (expenses) income:
Interest expense	(1.2)%	(0.1)%
Interest and dividend income	1.3%	0.7%
Other expenses	(0.3)%	(1.4)%
Income from unconsolidated joint venture	0.3%	—%
Total other income (expenses)	0.1%	(0.8)%
Loss before income taxes	(14.6)%	(25.9)%
Benefit for income taxes	—%	—%
Net loss attributable to common stockholders	(14.6)%	(25.9)%
Net (loss) income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(14.6)%	(25.9)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended September 30, 2022 (in thousands, amounts for the three months ended September 30, 2021, were not considered material):

For the Three Months Ended September 30,
2022
Marketplace
Revenue	$84,060
Cost of revenue	58,479
Gross Profit	$25,581

Supplier services
Revenue	$19,511
Cost of revenue	4,191
Gross Profit	$15,320

Revenue

Total revenue increased $46.8 million, or 83%, from $56.7 million for the three months ended September 30, 2021 to $103.6 million for the three months ended September 30, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the three months ended September 30, 2022 was $84.1 million and $19.5 million, respectively. The marketplace increase was primarily the result of a 40% increase in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the three months ended September 30, 2022, as compared to the prior year period. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021 and to a lesser extent growth in supplies revenue.

Total revenue from our U.S. and International operating segments for the three months ended September 30, 2022 and 2021, was $94.8 million and $51.7 million, respectively, for the U.S., and $8.7 million and $5.0 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $20.4 million, or 48%, from $42.2 million for the three months ended September 30, 2021 to $62.7 million for the three months ended September 30, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the three months ended September 30, 2022 was $58.5 million and $4.2 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $26.4 million, or 182%, from $14.5 million for the three months ended September 30, 2021 to $40.9 million for the three months ended September 30, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 30.4% for the three months ended September 30, 2022 which was a significant improvement over the prior year period in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 78.5% for the three months ended September 30, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $11.6 million, or 118%, from $9.8 million for the three months ended September 30, 2021 to $21.4 million for the three months ended September 30, 2022, primarily as a result our acquisition of Thomas in December 2021, increases from additional sales employees and compensation costs including stock-based compensation and increases in marketing and advertising spend. As a percent of total revenue, sales and marketing expenses increased to 20.7% for the three months ended September 30, 2022 from 17.3% for the three months ended September 30, 2021.

Operations and Support

Operations and support increased $5.8 million, or 101%, from $5.8 million for the three months ended September 30, 2021 to $11.6 million for the three months ended September 30, 2022, primarily as a result our acquisition of Thomas in December 2021, hiring of additional operations and support employees and their compensation costs including stock-based compensation. As a percent of total revenue, operations and support expenses increased to 11.2% for the three months ended September 30, 2022 from 10.2% for the three months ended September 30, 2021.

Product Development

Product development expense increased $3.2 million, or 74%, from $4.4 million for the three months ended September 30, 2021 to $7.6 million for the three months ended September 30, 2022, primarily as result of our acquisition of Thomas in December 2021, hiring additional development employees and their compensation costs including stock-based compensation, and increases in consulting expenses and software and maintenance. As a percent of total revenue, product development expenses decreased to 7.4% for the three months ended September 30, 2022 from 7.7% for the three months ended September 30, 2021.

General and Administrative

General and administrative expense increased $6.3 million, or 72%, from $8.8 million for the three months ended September 30, 2021 to $15.1 million for the three months ended September 30, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021, hiring additional administrative employees and their compensation costs including stock-based compensation. We incurred additional public company costs for insurance, legal and accounting services. We also recorded additional costs for card processing fees, software and maintenance and facility costs. As a percent of total revenue, general and administrative expenses decreased to 14.6% for the for the three months ended September 30, 2022 from 15.5% for the three months ended September 30, 2021.

Impairment of assets

Impairment of assets of $0.3 million related to incomplete software projects that were abandoned and/or other assets to be disposed of during the three months ended September 30, 2022.

Other (Expenses) Income

Interest Expense

Interest expense increased by $1.1 million, or 1,411%, from $0.1 million for the three months ended September 30, 2021 to $1.2 million for the three months ended September 30, 2022, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and dividend income

Interest and dividend income increased by $0.9 million, or 222%, from $0.4 million for the three months ended September 30, 2021 to $1.3 million for the three months ended September 30, 2022, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased by $0.5 million, or 63%, from $0.8 million for the three months ended September 30, 2021 to $0.3 million for the three months ended September 30, 2022, as a result of a $0.3 million loss on debt extinguishment recognized in the third quarter of 2021 and the impact of foreign exchange.

Income from unconsolidated joint venture

Income from unconsolidated joint venture increased $0.3 million due to our acquisition of a 50% interest in Industrial Media, LLC in connection with our acquisition of Thomas on December 9, 2021.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended September 30, 2022 and 2021, was $10.7 million and $12.6 million, respectively. Total segment loss from our International operating segment for the three months ended September 30, 2022 and 2021, was $4.3 million and $2.2 million, respectively.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Revenue	$282,857	$151,238
Cost of revenue	171,321	115,033
Gross profit	111,536	36,205
Operating expenses:
Sales and marketing	58,846	26,250
Operations and support	36,158	15,594
Product development	22,698	12,131
General and administrative	43,143	18,343
Impairment of assets	444	—
Total operating expenses	161,289	72,318
Loss from operations	(49,753)	(36,113)
Other (expenses) income:
Interest expense	(3,172)	(799)
Interest and dividend income	1,914	457
Other expenses	(1,733)	(1,021)
Income from unconsolidated joint venture	600	—
Total other expenses	(2,391)	(1,363)
Loss before income taxes	(52,144)	(37,476)
Benefit for income taxes	559	—
Net loss	(51,585)	(37,476)
Net (loss) income attributable to noncontrolling interest	17	—
Net loss attributable to common stockholders	$(51,602)	$(37,476)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	60.6%	76.1%
Gross profit	39.4%	23.9%
Operating expenses:
Sales and marketing	20.8%	17.4%
Operations and support	12.8%	10.3%
Product development	8.0%	8.0%
General and administrative	15.3%	12.1%
Impairment of assets	0.2%	—%
Total operating expenses	57.1%	47.8%
Loss from operations	(17.7)%	(23.9)%
Other (expenses) income:
Interest expense	(1.1)%	(0.5)%
Interest and dividend income	0.7%	0.3%
Other expenses	(0.6)%	(0.7)%
Income from unconsolidated joint venture	0.2%	—%
Total other expenses	(0.8)%	(0.9)%
Loss before income taxes	(18.5)%	(24.8)%
Benefit for income taxes	0.2%	—%
Net loss	(18.3)%	(24.8)%
Net (loss) income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(18.3)%	(24.8)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the nine months ended September 30, 2022 (in thousands, amounts for the nine months ended September 30, 2021, were not considered material):

For the Nine Months Ended September 30,
2022
Marketplace
Revenue	$224,073
Cost of revenue	158,712
Gross Profit	$65,361

Supplier services
Revenue	$58,784
Cost of revenue	12,609
Gross Profit	$46,175

Revenue

Total revenue increased $131.6 million, or 87%, from $151.2 million for the nine months ended September 30, 2021 to $282.9 million for the nine months ended September 30, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the nine months ended September 30, 2022 was $224.1 million and $58.8 million, respectively. The marketplace increase was primarily the result of increases in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the nine months ended September 30, 2022, as compared to the prior year period. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021.

Total revenue from our U.S. and International operating segments for the nine months ended September 30, 2022 and 2021, was $258.6 million and $140.3 million, respectively, for the U.S., and $24.3 million and $11.0 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $56.3 million, or 49%, from $115.0 million for the nine months ended September 30, 2021 to $171.3 million for the nine months ended September 30, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the nine months ended September 30, 2022 was $158.7 million and $12.6 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $75.3 million, or 208%, from $36.2 million for the nine months ended September 30, 2021 to $111.5 million for the nine months ended September 30, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved marketplace gross margin as compared to the prior year period.

Gross margin for marketplace was 29.2% for the nine months ended September 30, 2022 which was a significant improvement over the prior year period in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 78.6% for the nine months ended September 30, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $32.6 million, or 124%, from $26.3 million for the nine months ended September 30, 2021 to $58.8 million for the nine months ended September 30, 2022, primarily as a result our acquisition of Thomas in December 2021, increases in marketing and advertising spend, additional sales employees and their compensation costs including stock-based compensation, consulting expenses and software and maintenance costs for the sales and marketing department. As a percent of total revenue, sales and marketing expenses increased to 20.8% for the nine months ended September 30, 2022 from 17.4% for the nine months ended September 30, 2021.

Operations and Support

Operations and support increased $20.6 million, or 132%, from $15.6 million for the nine months ended September 30, 2021 to $36.2 million for the nine months ended September 30, 2022, primarily as a result of hiring of additional operations and support employees and their compensation costs including stock-based compensation, our acquisition of Thomas in December 2021 and consulting expenses. As a percent of total revenue, operations and support expenses increased to 12.8% for the nine months ended September 30, 2022 from 10.3% for the nine months ended September 30, 2021.

Product Development

Product development expense increased $10.6 million, or 87%, from $12.1 million for the nine months ended September 30, 2021 to $22.7 million for the nine months ended September 30, 2022, primarily as result of our acquisition of Thomas in December 2021, hiring additional development employees and their compensation costs including stock-based compensation, consulting and software and maintenance expenses. As a percent of total revenue, product development expenses remained flat a 8.0% for the nine months ended September 30, 2022 and 2021.

General and Administrative

General and administrative expense increased $24.8 million, or 135%, from $18.3 million for the nine months ended September 30, 2021 to $43.1 million for the nine months ended September 30, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021. Our general and administrative expenses increased due to higher compensation and stock-based compensation due to new administrative employees. Additionally, we incurred higher public company costs for insurance, legal and accounting services. We donated an additional $1.1 million of Class A common stock to our donor advised fund and recorded higher expenses for card processing fees, software and maintenance, facilities costs and transaction related costs. As a percent of total revenue, general and administrative expenses increased to 15.3% for the for the nine months ended September 30, 2022 from 12.1% for the nine months ended September 30, 2021.

Other (Expenses) Income

Interest Expense

Interest expense increased by $2.4 million, or 297%, from $0.8 million for the nine months ended September 30, 2021 to $3.2 million for the nine months ended September 30, 2022, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income increased by $1.5 million, or 319%, from $0.5 million for the nine months ended September 30, 2021 to $1.9 million for the three months ended September 30, 2022, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.7 million, or 70%, from $1.0 million for the nine months ended September 30, 2021 to $1.7 million for the nine months ended September 30, 2022, primarily as a result of $1.5 million of unrealized loss on marketable securities offset by a $0.3 million loss on debt extinguishment recognized in the third quarter of 2021.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture increased $0.6 million due to our acquisition of a 50% interest in Industrial Media, LLC in connection with our acquisition of Thomas on December 9, 2021.

Benefit for Income Taxes

Benefit for income taxes increased by $0.6 million due to an income tax benefit resulting from our acquisition of Thomas.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the nine months ended September 30, 2022 and 2021, was $37.0 million and $30.2 million, respectively. Total segment loss from our International operating segment for the nine months ended September 30, 2022 and 2021, was $14.6 million and $7.3 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of September 30, 2022, our cash and cash equivalents and marketable securities totaled $341.2 million, compared with $116.7 million as of December 31, 2021. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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
•
during the five-business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2027 Notes;
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

As of September 30, 2022, the 2027 Notes have a carrying value of $279.4 million with an effective annual interest rate of 1.6%.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(45,510)	$(37,370)
Net cash used in investing activities	(291,336)	(271,603)
Net cash provided by financing activities	281,506	306,910

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $45.5 million, primarily due to a net loss of $(51.6) million adjusted for non-cash charges of $30.6 million and a net decrease in our operating assets and liabilities of $(24.5) million. The non-cash adjustments primarily relate to stock-based compensation of $14.0 million, depreciation and amortization of $5.7 million, $1.7 million unrealized loss on marketable securities, $2.3 million donation of common stock and $5.4 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $19.0 million primarily due to our continued revenue growth, an increase in other assets of $3.9 million, an increase in inventory of $3.7 million, an increase in prepaid expenses of $1.8 million and a decrease in lease liabilities of $4.2 million. These increases were offset by an increase in accrued expenses of $5.6 million and an increase in contract liabilities of $2.8 million.

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

Investing Activities

For the nine months ended September 30, 2022, net cash used by investing activities was $291.3 million, primarily due to the purchase of marketable securities of $281.9 million and $9.6 million for purchases of property and equipment (which includes internal-use software development costs).

Cash used by investing activities was $271.6 million during the nine months ended September 30, 2021, primarily due to investments of $267.0 million of proceeds from the IPO in marketable securities and $4.6 million for purchases of property and equipment (which includes internal-use software development costs).

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $281.5 million, reflecting $287.5 million of proceeds from the issuance of the 2027 convertible senior notes and $3.3 million of proceeds from the exercise of stock options. These inflows were offset by $9.3 million of convertible note costs incurred in connection with these notes.

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

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. On July 1, 2022, we irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending September 30, 2022, there were no material legal proceedings brought against the Company nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

XOMETRY, INC.

Date: November 10, 2022	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: November 10, 2022	By:	/s/ James Rallo
James Rallo
Chief Financial Officer