Form 10-K
period 2022-12-31
Xometry, Inc.
filed 2023-03-16
CIK 1657573

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40546

Xometry, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	32-0415449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6116 Executive Blvd Suite 800 North Bethesda, MD	20852
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 252-1138

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.000001 per share	XMTR	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2022 was $1.2 billion.

The number of shares of Registrant’s Class A common stock outstanding as of March 9, 2023 was 45,070,484.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2023 annual meeting of stockholders, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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
•
the anticipated growth of our business, including our ability to effectively manage or sustain our growth and to achieve or sustain profitability;
•
the effects of public health crises or other macroeconomic factors and geopolitical tension, such as those associated with Russia's invasion of Ukraine, which may lead to periods of global economic uncertainty;
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
•
our ability to effectively manage our costs and expenses, which may be impacted by inflationary pressures;
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

i

PART I

Item 1. Business.

Xometry, Inc. (Xometry, the “Company”, “our”, “we”) is a global online marketplace connecting buyers with suppliers of manufacturing services, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses.

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and a dataset, resulting in a sophisticated marketplace for manufacturing. As a result, buyers can procure the products they want on demand and suppliers can source new manufacturing opportunities that match their specific processes and capacity. Interactions on our platform provide rich data insights that allow us to continuously improve our AI models and innovate new products and services, fueling powerful network effects as we scale.

We define “buyers” as individuals who have placed an order to purchase parts or assemblies on our platform. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses that have been approved by us to either manufacture a product on our platform for a buyer or have utilized our supplier services, including our digital marketing services, data services, financial services or supplies.

Manufacturing is one of the largest industries globally and is in the early stages of digitization. Buyers looking to source manufacturing processes are faced with a highly fragmented and regionalized base of suppliers that are prone to supply chain disruptions and are difficult to efficiently manage. Opaque pricing structures, long lead times and a lack of quality controls contribute to a procurement process that is inefficient, unpredictable and unreliable. Conversely, suppliers of specialized manufacturing services are faced with limited ability to source customers, inconsistent demand, volatile operating costs and resource constraints that put their businesses under significant financial pressure. For supply chains around the world to become more reliable and resilient, buyers and suppliers need a more efficient, agile way to transact.

We enable buyers across industries to source a broad array of manufacturing processes to meet their needs. In 2022, we generated a majority of our revenue from the prices we charge buyers on our platform. Buyers begin by uploading an engineering schematic that contains 3D design specifications, typically a computer-aided design, or a CAD, file. Then, we price transactions through our proprietary, AI-enabled instant quoting engine based on factors such as volume, manufacturing process, material and location. The convenience and transparency of our model leads to increasing buyer stickiness and spend over time. In addition, we incorporate elements of environmental, social and governance (“ESG”) practices into our marketplace by offering buyers the ability to purchase carbon credits to offset the carbon used to make their parts.

We empower suppliers to grow their manufacturing businesses and expand machine uptime by providing access to an international base of buyers. We also offer supporting products and services designed to meet our suppliers’ unique needs. In 2019, we introduced Xometry Supplies in the United States (“U.S.”), which enables our suppliers to access other experienced suppliers who sell competitively priced tools, materials and supplies from leading brands. In 2020, we introduced financial services that enable suppliers to stabilize and enhance their cash flows, provide discounts on tools and materials that allow suppliers to lower their operating costs, and give access to resource management tools to optimize suppliers’ businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity. Revenue from our supplier services was approximately 20% of our total revenue for the year ended December 31, 2022. We expect revenue from supplier services to continue to grow over time.

We act as the seller to our buyers and we agree to pricing in advance of sourcing the order from a manufacturer. We bear the risk that a buyer is not satisfied or that we are required to pay a supplier more than anticipated to manufacture the order.

During 2022, we launched the Industrial Buying Engine™ (“IBE”), which helps customers source and purchase from the more than 500,000 suppliers on Thomasnet.com. The IBE digitizes the old and time-consuming request-for-quote process and allows buyer and suppliers to transact on Thomasnet. In addition, through IBE buyers can receive instant quotes from Xometry. We also introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.

Industry Overview

•
Manufacturing is a massive, highly fragmented, and regionalized industry in need of solutions to drive efficiency. The global manufacturing industry is one of the largest industries in the world. We believe the industry is poised for increased digitization via a number of global thematic shifts, including rising demand for production, new manufacturing technologies, and shifting value chains, but is in need of solutions to drive efficiency and create opportunities from these dynamics. Furthermore, the manufacturing industry is largely composed of small- to medium-sized manufacturers and we believe that there are significant barriers to entry for these businesses, who have to compete with scaled, better-resourced manufacturers. Xometry has an opportunity to help these highly fragmented, small- to medium-sized manufacturers with their materials, financing and advertising and marketing through our supplier services.
•
Sourcing manufacturing opportunities is a complex, costly and time-consuming process. Even for the most sophisticated buyers and suppliers, the manufacturing sourcing and procurement process is complex, uncertain, costly and time-consuming. We believe that the labor-intensive sourcing process presents a significant opportunity as buyers and suppliers look for more efficient ways to source demand and consummate production.
•
Resilient, localized and compliant supply chains are imperative. We believe there is a significant opportunity to help companies around the world improve their supply chain diversification, access just-in-time production, and build supply chain resilience. The COVID-19 pandemic and geopolitical instability have highlighted the urgent need for resilient and localized supply chains.
•
There is increasing focus on the manufacturing industry to address ESG issues. Companies and investors are increasingly focused on the importance of ESG issues. Supply chain management is a major source of carbon emissions. A lack of transparency in the supply chain makes it more difficult for companies to track and address their carbon emissions. Many companies, including some of the largest corporations in the U.S., are shifting their focus towards building more equitable supply chains and sourcing from more diverse suppliers. As ESG continues to garner management and stakeholder focus, we believe companies will increasingly look to productive business solutions that limit environmental harm and address social issues throughout the manufacturing ecosystem.
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

At the time of the IPO, we estimated our addressable market at $260 billion based on the estimated size of the market for the six key manufacturing processes offered on our platform at that time. This included CNC machining, injection molding, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), sheet forming and cutting, die casting and urethane casting. Subsequently, we acquired Thomas which has data about suppliers which offer over 70,000 industrial processes, which we believe expands our addressable market to over $2 trillion globally.

Our Platform

We are accelerating innovation by providing real-time, equitable access to global manufacturing demand and capacity. We provide sourcing and pricing across a network of buyers and suppliers, offer a suite of configurable manufacturing processes through our diverse supplier network, and enable business success through additional products and services that serve the unique needs of each side of our marketplace.

Our platform is AI-driven, continuously learning from millions of data inputs from marketplace interactions, providing rich insights and analytics that allow us to further improve the efficiency of our ecosystem and the products and services we offer. The data we generate enables us to become a preferred collaboration, workflow, and transaction platform for both buyers and suppliers.

Our platform is also highly extensible, with an expansive and growing set of traditional and emerging manufacturing processes offered by our supplier network. Because of our platform’s extensibility, we are well positioned to scale and rapidly capture new processes brought to the platform by our suppliers, further enabling buyers to access customized, relevant manufacturing solutions that are suited to their industry needs and buyer preferences.

We offer these tailored processes through a user-centric platform that is reliable and flexible, leveraging additional products and services to increase buyer and seller engagement over time.

Reducing Manufacturing's Carbon Footprint

We are committed to helping reduce the manufacturing industry’s overall carbon footprint.

Marketplace customers can calculate the carbon footprint of their manufacturing projects to help them make informed decisions that will help them reduce their carbon emissions. Earlier this year, we integrated the Gravity Climate API into our Marketplace. The Gravity Climate API calculates carbon emissions estimates for Xometry order requests, using climate science and data related to product material, manufacturing processes, mass, and geography.

We also offer a Carbon Offset Program, which gives buyers an integrated option to offset up to 100% of the carbon footprint of the entire manufacturing process for their orders from raw material extraction and processing, to the transportation of materials and goods along the supply chain, to the energy consumed in fabrication and the operations of the manufacturer. Additionally, we purchase carbon credits to offset 100% of the estimated impact of the shipment of parts to buyers from sellers and we promote green technologies like additive manufacturing which help to reduce the carbon footprint of the manufacturing industry globally.

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
•
Access to a Massive Network of Suppliers. We provide buyers access to the massive, global network of suppliers on our platform. Our extensive network alongside a personalized user experience allows buyers to submit projects with unique components and specifications, which we source through our platform to suppliers that are able to deliver. In particular, we implement select credentialing and compliance specifications to ensure that we can meet the standards for buyers across a number of industries.

•
Broad Suite of Industry-Specific Solutions. We offer a wide range of traditional and emerging manufacturing processes and materials for customized solutions across massive industries including Defense, Aerospace, Healthcare, Consumer Goods, Robotics, Government and Education, Automotive and Industrial. The extensibility of our platform allows us to build industry playbooks and add new processes over time.
•
Reliability and Quality. We offer consistently high-quality products and certainty of order fulfillment for buyers. We are further embedding our platform into various buyer workflows by productizing our internal AI and workflow engine. Our enterprise integration supports procurement workflows and part and sourcing requirements. By embedding Xometry intelligence into workflows, we are able to deliver more reliable and relevant manufacturing solutions for buyers.
•
Production Flexibility. We allow buyers to purchase any number of parts and services. From one part to millions, buyers have access to several manufacturing processes for rapid prototyping, product development, or high-volume production. These processes can also be combined with over 75 finishes available across CNC machining, sheet forming and cutting and additive manufacturing along with thousands of raw material and color combinations. Given this ability to provide tailored and scaled solutions, we find that buyers typically expand their use of our marketplace, sourcing a greater number of parts and processes over time.

Why Suppliers Win

•
Cost-Efficient, Real-Time New Business Generation. We offer suppliers access to manufacturing opportunities from our large, geographically and industry-diverse buyer base, allowing suppliers to gain new customers without increasing their sales and marketing spend. As our AI technology improves, our ability to generate new business for suppliers increases. This model is designed to lower customer acquisition costs and improve suppliers margins over time.
•
Repeat, High-Quality Customers. Following a successful transaction, we initially offer the same supplier the exclusive opportunity to accept the next repeat order in order to increase efficiency and reliability. Our ability to attract repeat buyers helps stabilize demand for suppliers so they can operate their businesses more efficiently.
•
Operational Excellence. We aim to be a completely digital one-stop-shop for all workflow solutions for suppliers. Our intuitive cloud application helps our suppliers digitize their operations so they can work smarter and faster. We provide order management, shipping and collaboration tools, reducing friction for suppliers and improving overall manufacturing order process efficiency. During 2022, we introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.
•
Financial Stability and Security. Our suite of financial services and Xometry maintenance, repair, and operating partnerships help suppliers enhance their cash flows and lower operating costs at all stages of production. Suppliers can receive cash advances for their work, accelerated payouts and a seamless digital invoicing process in an industry that frequently still relies on analog payments that are prone to delays. These services help suppliers manage their business more efficiently.
•
Marketing and Data Solutions. Our suite of marketing and data services provided by Thomas helps suppliers grow and efficiently run their business. We offer suppliers a full slate of marketing services, including website building, search-engine optimization (“SEO”) and targeted advertising to buyers, resources that will help them further growth their business.
•
Increased Utilization. We are focused on helping suppliers realize their potential by providing manufacturing opportunities that can be procured in a single click. Knowing that there is a reliable way to find extra work gives suppliers the confidence they need to invest in a new machine, hire an extra employee, or focus on a big job with a longer lead time, while relying on our technology platform to fill in available capacity. The convenience of this automated cycle drives greater order fulfillment and increased utilization across our supplier network.
•
Supplier Community. Through our supplier-focused community initiatives, we empower suppliers of a variety of sizes to grow their businesses. Our Community Portal is an active and dedicated place where we can interact with our suppliers to better understand their needs and interests, and also give suppliers a platform to support one another. Our suppliers take pride in their crafts and are often sharing tips on machining best practices as well as how they leverage Xometry to work best for their shop.

Why We Win

•
Rich Data and Constantly Improving AI Technology. In an industry that historically used intuition and basic data to drive purchasing and pricing decisions, we offer our customers pricing using our proprietary predictive algorithms. Our platform interactions generate millions of data inputs that are reinvested to continue improving our proprietary technology, machine learning and data analytics models. Leveraging this growing data set, we have been refining our AI technology to improve sourcing, pricing and lead time quotes for buyers and suppliers. This data in combination with our machine learning algorithms fuels the continuous learning of our models. As our models improve, our platform becomes more efficient and our offerings become more tailored for individual buyers and suppliers.
•
Custom-Built, Extensible Platform. Our manufacturing processes and supply offerings are tailored to the complex and industry-specific design and order needs of manufacturing. These custom offerings are powered by our diverse and growing supplier network which contributes differentiated processes and our AI-enabled technology that facilitates intelligent matches between buyers and suppliers. Additionally, our use of services-oriented architecture and cloud infrastructure ensures scalability and helps reduce the time to market for new offerings. With the acquisition of Thomasnet, we expect to continue to add new manufacturing processes to help both our buyers and suppliers thrive.
•
Powerful Network Effects. Today, we are the largest AI-enabled digital manufacturing marketplace by revenue. As we continue to scale, we benefit from a self-reinforcing, virtuous cycle, in which marketplace interactions contribute valuable data points and insights that improve our AI-enabled platform, increasing lifetime customer value and fueling strong unit economics.
•
Buyer Engagement and Expansion. Our flexible ordering process allows us to land new customers and increases buyer stickiness, fueling an efficient go-to-market model. Over time, our accounts typically increase their spend with us through the addition of buyers and incremental processes, increasing order frequency and spend. For the quarter ended December 31, 2022, 96% of our revenue was generated from existing accounts. We define an existing account as an account where at least one buyer has made a purchase on our marketplace. For the quarter ended December 31, 2022, we saw a 47% year-over-year increase in accounts with at least $50,000 annual spend.
•
Globally Distributed Supplier Network. Our global network of over 10,000 supplier brings together a range of manufacturing processes and industry-specific knowledge. With the acquisition of Thomas, we have access to an additional 500,000 suppliers. This enables us to serve a large, diverse and growing set of buyers. We offer our suppliers products and services to help them manage their businesses more efficiently and connect our entire supplier community for access to shared resources and support.
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
•
Deepen and expand supplier partnerships. Creating the largest, most connected, and efficient supplier network in the world benefits our entire platform. We are focused on attracting new suppliers, recognizing the massive opportunity still in front of us and the intrinsic benefit an active, diverse supplier population brings to the overall platform.
•
Become an enterprise solution for our suppliers. As we continue to grow the amount of data processed by our algorithms, we can provide our suppliers with progressively sophisticated data insights and analytics. Combined with our workflow management software and other supplier services, we will increasingly become the enterprise solution for suppliers to manage their businesses on and off platform.
•
Enhance and offer additional supplier products and services. Our supplier products and services allow us to deepen supplier relationships and increase engagement. Revenue from our supplier services was approximately 20% of our total revenue for the year ended December 31, 2022. We plan to continue to market our financial service products to U.S. suppliers, enhance features that allow quicker conversion of purchase orders to cash, and build toward a full-service digital wallet for suppliers to use for payouts and purchases.
•
Continue our international expansion. We believe there is significant opportunity in the global manufacturing ecosystem for a marketplace like Xometry. With operations throughout the majority of the contiguous United States and customers in Europe and Asia we have established footholds in major markets around the world. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions.
•
Pursue strategic acquisitions. With the size and complexity of the manufacturing industry we believe there is significant opportunity for targeted investments and acquisitions to strengthen our competitive position and processes.

Government Regulation

Our business activities are subject to various federal, state, local and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to privacy, data protection, taxation, intellectual property, advertising, environmental, labor and employment, consumer protection and unsolicited email and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”

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

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving and in a state of flux. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new laws or regulations will be enacted. In addition, because our website platform is accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

Human Capital

To be a Xometry employee means taking an active role in building and serving our communities. We believe that our strong corporate culture and our investment in our employees’ development and engagement are key to our success. As of December 31, 2022, we had 914 employees.

Xometry Culture

Our global team is unified by our mission, and we are passionate about delivering every day for our buyers, suppliers and partners. Our core values, which are rooted in the spirit of entrepreneurism, guide how we connect with our industry, our community and each other. We take pride and celebrate our focus on the customer, whether external or internal, our inclusive collaboration, our desire to deliver exceptional solutions and service, and our creativity and innovation.

Compensation and Benefits

Our primary compensation strategy is to promote a pay-for-performance culture to attract, incentivize, and retain talented employees who can develop, implement, and drive long-term value creation strategies. We’ve designed our compensation program so that many of our employees have a component of their compensation that is performance or incentive driven. We offer competitive compensation that we believe is aligned with the market and fair relative to our peers.

We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences.

Employee Development and Engagement

We strive to recruit, develop and engage diverse, highly talented and driven employees who connect to our mission and model our core values. Xometry is committed to cultivating ongoing learning and development and creating a sense of community throughout our global teams. We offer our teams comprehensive compensation and benefits programs that include a range of offerings to reward, incentivize and support our employees.

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

We drive diversity, equity and inclusion (“DEI”) forward through programs, investments and initiatives including:

•
Diverse Manufacturers. We provide work to thousands of small machine shops that typically do not have exposure to jobs from large corporations. Our suppliers include many minority, veteran, and women-owned companies.
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
•
Culture. We established a DEI Advisory Committee that takes an active role not only in our programs but also as thought leaders and change agents. Through the guidance of this committee, we launched a number of Employee Resource Groups (“ERGs”) that bring employees together to foster a diverse and inclusive workplace and further strengthen our community.

Environment

We are committed to reducing the carbon footprint of manufacturing. We purchase carbon credits to offset 100% of the estimated impact of the shipment of parts, and offer buyers the ability to instantly see the price to purchase carbon credits to offset the carbon used to make their parts. We also promote technologies like additive manufacturing that reduce the carbon footprint.

Non-Profit Organizations

We want to help non-profits that are making a difference addressing other crucial problems facing our world. We created a donor advised fund (see www.xometry.org which is part of our company and not a separate entity) to fund non-profit entities leading the fight against urgent problems such as education and climate change. We have a moral obligation to share some of our good fortune with others and protect our planet for future generations. We integrate this work into our culture and we use our commitment to ideas beyond just building the company to attract, retain and motivate our employees. We do not see this work as a side-project or distraction. To the contrary it is core to the culture we are building at Xometry and ultimately we believe the support we provide through our donor advised fund makes our business stronger and more successful.

We have embraced the Pledge 1% movement, and are committed to donating 1% of our equity over time, to fund and support the operations of the donor advised fund. We have initially reserved 402,658 shares of Class A common stock, representing 1% of our fully diluted capitalization as of the date of approval by our board of directors, for issuance over the next five years for this purpose, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2022, as part of the commitment, Xometry is providing scholarships for 250 students over the next two years at community colleges in six key manufacturing states: Maryland, Kentucky, Wisconsin, South Carolina, Connecticut and New York. Additionally, during 2021, Xometry pledged more than $900,000 to provide eight scholarships over the next four school years to students enrolled in the Department of Mechanical Engineering at the Howard University College of Engineering and Architecture.

Competition

The domestic and global on-demand manufacturing industry is localized and highly fragmented and we compete for both buyers and suppliers.

We compete for buyers with service bureaus and brokers. Our competitors include vertically integrated service bureaus, the service bureau divisions of the additive original equipment manufacturing (“OEM”) companies such as Stratasys and 3D Systems and independent machine shops and 3D printing service bureaus. For buyers, we compete on the basis of competitive pricing, user experience, and superior customer service.

For suppliers, we compete with brokers and listing services. Suppliers will pay the independent brokers commissions to connect with buyers as well as list their services in offline trade publications and online listing services. We also compete with companies that sell software and services to suppliers, enabling them to sell from their own website or otherwise run their business independently of our platform. We are able to compete for suppliers on the basis of providing real-time access to orders, cash flow stability, global access to customers and supplier services and financial products.

Intellectual Property

Our commercial success depends in part on our ability to obtain, maintain and protect intellectual property and other proprietary rights for our current and future technologies and services. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish, maintain and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection.

As of December 31, 2022, we own eight issued United States patents directed to the use of machine learning for generating fabrication and manufacturing predictions, such as price, manufacturability and suitable materials and three pending patents applications (two in the United States and one in Europe) directed to similar technologies. Our issued patents in the U.S. will expire between 2036 and 2037 and the pending patent applications, if issued, are expected to expire between 2039 and 2040, excluding any extension of patent terms that may be available.

As of December 31, 2022, we have approximately 45 registered U.S. trademarks and more than 100 registered foreign trademarks internationally for our name and certain words and phrases that we use in our business, and we rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies.

We enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies. In addition, we license third-party software, open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business are significantly reliant on proprietary technology and/or licensed technology, including open source software.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. In addition, aspects of our platform and services include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.

Although we rely on intellectual property and proprietary rights, including patents, trademarks, copyrights and trade secrets, as well as contractual protections, in our business, we also seek to preserve the integrity and confidentiality of our intellectual property and proprietary rights through appropriate technological restrictions, such as physical and electronic security measures.

See the section titled “Risk Factors—Risks Related to Our Business” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Corporate Information

We were founded in 2013 and incorporated in Delaware in on May 29, 2013 under the name NextLine Manufacturing Corp. We changed our name to Xometry, Inc. on June 29, 2015. Our principal executive offices are located at 6116 Executive Boulevard, Suite 800, North Bethesda, MD 20852, and our telephone number is (240) 252-1138. We also maintain websites at www.xometry.com and www.thomasnet.com. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is only as an inactive textual reference. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risk Factors Summary

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
•
Our growth depends on our ability to attract and retain a large community of buyers and suppliers.
•
Our success depends on our ability to deliver products and manufacturing processes that meet the demand of buyers transacting on our marketplace and our ability to adapt to technological changes and improvements.
•
If we fail to maintain and improve the quality of our platform, customer support and ancillary services available through our platform, we may not be able to attract and retain buyers and suppliers.
•
We provide quality assurance to buyers.
•
Our business model involves our agreeing to pricing with a buyer in advance of sourcing the opportunity to a supplier.
•
We or our third-party partners or service providers may experience a security breach, including unauthorized parties obtaining access to buyers’ confidential information.
•
Failure to deal effectively with bad actors engaging on our marketplace or platform could harm our business.
•
We may be subject to disputes between buyers and suppliers on our platform.
•
We rely on a third-party payment processor to process payments made by buyers and payments made to suppliers.
•
We rely on third parties to fulfill buyer orders.
•
We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•
We may not be able to rapidly grow our business outside the United States.
•
We may not realize all of the anticipated benefits from the acquisition of Thomas because of difficulties related to integration, the achievement of synergies, and other challenges.
•
Unstable market and economic conditions, including a global or domestic recession or the fear of a recession, and inflation may have serious adverse consequences on our business, financial condition and share price.
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
•
During our first assessment of internal control over financial reporting, as required under the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022. Notwithstanding this material weakness, we confirm that our consolidated financial statements as included in this Annual Report fairly present, in all material respects, our consolidated financial condition as of December 31, 2022 and 2021, and our consolidated results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020, in conformity with US GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. If we are unable to remediate this material weakness, or if other control deficiencies are identified, we may not be able to accurately or timely report our financial condition or results of operations in the future.

Risks Related to Our Business

We have incurred net losses in the past, expect to incur net losses in the future and may never achieve or sustain profitability.

We have incurred net losses since our inception in 2013. We incurred a net loss available to common stock holders of $76.0 million in 2022 and, as a result of these losses, we had an accumulated deficit of $249.4 million as of December 31, 2022. We expect to continue the development and expansion of our business, and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We may not continue to grow on pace with historical rates.

We have grown rapidly over the last several years, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. During the years ended December 31, 2022, 2021, and 2020, our revenue was $381.1 million, $218.3 million and $141.4 million, respectively. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of buyers and suppliers who transact on our marketplace, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, failure to realize anticipated revenue growth from our supplier services and the maturation of our business, among others. You should not rely on our revenue or key operational and business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key operational and business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. You should take into account these risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•
our ability to maintain and grow our community of buyers and suppliers;
•
our ability to retain and increase revenue from existing customers;
•
the demand for and types of manufacturing processes, capabilities and materials that are sourced on our marketplace to suppliers;
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
•
fluctuations in currency exchange rates and interest rates;
•
uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, increasing interest rates and changes in monetary policy;
•
political unrest, changes and uncertainty associated with terrorism, hostilities and war, including the ongoing conflict between Russia and Ukraine, and sanctions imposed against Russia by the international community;
•
general economic and political conditions and government regulations in the countries where we currently have significant numbers of users, or where we currently operate or may expand in the future; and
•
natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the ongoing COVID-19 pandemic and other public health crises.

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

Our growth depends on our ability to attract and retain a large community of buyers and suppliers, and the loss of our buyers and suppliers, or failure to attract new buyers and suppliers, could materially and adversely affect our business, financial condition, and results of operations.

We derive a majority of our revenue from sales to buyers transacting on our marketplace seeking sophisticated manufacturing solutions. The size and diversity of our community of buyers and suppliers is critical to our success. Over the past few years, we have experienced strong growth in the number of buyers and suppliers transacting on our marketplace, including the number of active buyers, but we do not know whether we will be able to achieve similar growth rates in the future. Suppliers have alternative ways of marketing their services and finding buyers, including meeting and contacting prospective buyers through other platforms or marketplaces, advertising to prospective buyers online or offline through other methods, or interacting directly with a business. Buyers also have other ways to find suppliers, such as engaging suppliers directly, finding suppliers through other online or offline platforms or marketplaces. Buyers and suppliers may also source connections through our Thomasnet platform. Additionally, buyers may use in-house manufacturing processes. Use of these other options available to buyers and suppliers may make our marketplace less attractive to them and could lead to decreased use of our marketplace, which could result in a decrease in revenue. In addition, a decrease in engagement from buyers, including due to a general decrease in spending, could diminish the network effects that results from expanding the number of buyers within a particular account, or decrease the attractiveness of our marketplace to suppliers. If we fail to attract new buyers and suppliers or our existing buyers or suppliers decrease their use of or cease using our marketplace, the breadth and diversity of manufacturing processes offered on our marketplace may be reduced, or the quality of products manufactured by suppliers transacting on our marketplace is not satisfactory to buyers, buyers and suppliers may decrease their use of our marketplace.

Key factors in attracting and retaining buyers include our ability to grow our brand awareness, attract and retain high-quality suppliers and increase the quantity, quality and diversity of manufacturing processes, including with respect to technique and materials, offered on our marketplace. In addition, our AI-enabled instant quoting engine provides price quotes for buyers and offers the opportunity to fill buyer orders at a different price to suppliers. The prices quoted must appeal to both buyers and suppliers; if the quoted prices are unattractive to either buyers or suppliers, we could incur losses on certain orders, or buyers or suppliers could decrease their activity or stop transacting on our marketplace. A key factor in attracting and retaining suppliers, in turn, is maintaining and increasing the number and diversity of buyers transacting on our marketplace. Achieving growth in our community of buyers and suppliers may require us to increasingly engage in sophisticated and costly sales and marketing efforts that may not result in growth in our community of buyers and suppliers.

Buyers or suppliers can stop transacting on our marketplace at any time. Buyers or suppliers may stop transacting on our marketplace if the quality of their experience on our platform, including our support capabilities in the event of a problem, or the quality of the manufactured product, does not meet expectations or keep pace with the quality of the user experience generally offered by competitors or manufactured parts sourced through other means. Buyers or suppliers may also stop transacting on our marketplace if they perceive that our pricing is not in line with competitors. In addition, expenditures by buyers may be cyclical and be affected by adverse changes in overall economic conditions or budgeting patterns. If we fail to attract new buyers or new suppliers or fail to maintain existing buyers and existing suppliers, our revenue may grow more slowly than expected, or decline, and our business, financial condition, and results of operations could be materially and adversely affected.

Our success depends on our ability to deliver products and manufacturing processes that meet the demand of buyers transacting on our marketplace and our ability to adapt to technological changes and improvements.

Our business may be affected by changes in buyer requirements and preferences, including as a result of decreased consumer demand for products, supplier manufacturing processes, availability of manufacturing materials and machinery, rapid technological change, and the emergence of new standards and practices, any of which could render our marketplace less attractive, uneconomical or obsolete. To the extent that our buyers’ demand for manufacturing decreases significantly for any reason, including because of shifting consumer preferences, it would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position. In addition, computer-aided design simulation and other technologies may reduce the demand for physical parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology and ability to provide buyers with traditional and emerging manufacturing processes.

In particular, we plan to expand the network of suppliers transacting on our marketplace to increase the number of suppliers available to fulfill orders, ensure production quality, expand upon the manufacturing processes, techniques and materials available to buyers, and continue to develop industry playbooks to offer increasingly customized solutions and serve additional industries over time. We believe successful execution of this part of our business plan is critical for our ability to grow our business and differentiate ourselves from our competition, and there are no guarantees we will be able to do so in a timely fashion, or at all. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our offerings. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and capabilities that are superior to ours.

Any failure to properly meet the needs of buyers and suppliers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position.

If we fail to maintain and improve the quality of our platform, customer support and ancillary services available through our platform, we may not be able to attract and retain buyers and suppliers.

To satisfy both buyers and suppliers, we need to continue to improve their user experience as well as innovate and introduce features and services that users find useful and that cause them to use our platform and transact on our marketplace more frequently. This includes improving our technology to optimize pricing and lead-time tools, improving upon and introducing new supplier products and services, like our Thomasnet platform, Xometry Pay and the Xometry Advance Card, improving upon and introducing new design guides and industry playbooks, expanding the availability of suppliers to additional geographic and industry segments and improving the user-friendliness of our platform and our ability to provide high-quality support. Our buyers and suppliers depend on our support organization to resolve issues relating to our platform. Our ability to provide effective support is largely dependent on our ability to attract and retain employees who are well versed in our platform and the needs of buyers and suppliers transacting on our marketplace. As we continue to grow our international user base, our support organization will face additional challenges, including those associated with continuing to deliver support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation or adversely affect our ability to market the benefits of our platform and marketplace to existing and prospective users.

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

We provide quality assurance to buyers.

Our customer agreement with buyers provides that we will manufacture their order in accordance with their specifications. Whether or not the order is ultimately supplied by a supplier, in the event that a buyer deems that an order does not conform to its specifications, we agree to replace the order. Our standard customer agreement allows buyers three days to specify non-conformance; however, the duration of our warranty varies by contract, and in some cases, we may be responsible for replacing non-conforming orders for longer periods. While we require suppliers to meet certain quality standards before offering their services on our marketplace and provide operational support to our buyers and suppliers, such efforts may not prevent us from losses due to poor quality of parts manufactured for our buyers.

Our business model involves our agreeing to pricing with a buyer in advance of sourcing the opportunity to a seller. We are at risk that the price a buyer pays us may be less than the cost we ultimately pay a seller.

Buyers transacting on our marketplace enter into our customer agreement, which provides that we will manufacture their order in accordance with their specifications. In addition, our AI-enabled instant quoting engine provides a prospective buyer with pricing, design feedback and proposed shipping dates prior to our sourcing the manufacturing opportunity to a supplier with requisite manufacturing process. From time to time, we may quote buyers prices that are lower than the cost we agree with a supplier. If our platform is unable to find a supplier to source a manufacturing opportunity from a particular buyer at below the price we quote such buyer, or at all, our results of operations may be materially and adversely affected.

It may be difficult for us to comply with non-standard contract terms with our customers.

Customers, including large customers with substantial negotiating and purchasing power, may request that we use their internally-prepared purchase order forms or agree to terms and conditions for purchases that include terms that affect the amount or timing of or our ability to recognize revenue, increase our costs, increase our liability or are otherwise inconsistent with our standard documentation. If we are required to agree to these requests in order to do business with such customers, it may increase our cost of complying with such terms or we may not be able comply with such terms at all, in which case our relationship with the affected customer may be negatively impacted.

We or our third-party partners or service providers may experience a security breach, including unauthorized parties obtaining access to buyers’ confidential information, personal or other data, or any other data privacy or data protection compliance issue. Any such security breach may harm our reputation and brand, and may expose us to liability.

Our business involves the collection, storage, processing, transmission and other use of proprietary, confidential and personal data of buyers and suppliers and other parties, as well as the use of third-party partners and service providers who collect, store, process, transmit and otherwise use such data. In particular, our platform stores and transmits to suppliers confidential buyer information, including the intellectual property in their part designs and other sensitive data. We also maintain certain other proprietary and confidential data relating to our business and personal data of our personnel and job applicants. In addition, a security breach or incident that we or our third-party partners or service providers experience could result in unauthorized access to, misuse of, or unauthorized acquisition of such data, the loss, corruption, or alteration of such data, interruptions in our operations, damage to our computers or systems or those of our platform’s users, or the loss of access to our systems by us or our buyers and suppliers.

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

If an actual or perceived breach of security of our networks or systems or those of any of our third-party partners’ or service providers’ security occurs, public perception of the effectiveness of our security measures and brand could be severely harmed, and we could lose buyers, suppliers or third-party partners. Data security breaches and other cybersecurity incidents may also result from non-technical means, for example, intentional, accidental or negligent actions by employees or contractors. Any compromise of our or our third-party partners’ or service providers’ security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions and legal and financial exposure, including potential contractual liability, in all cases that may not always be covered by our insurance, in whole or in part. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents, including, potentially, payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, or other services. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., third-party service providers who provide development or other services to us) that result in the unauthorized access of buyers’ confidential, proprietary or personal data, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

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

We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of illegal activity on our marketplace. However, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of illegal activity will require significant investment and resources, particularly as our marketplace increases in public visibility and we increase the number of buyers and suppliers engaging on our marketplace. Regulations requiring marketplaces to detect and limit illegal activities are increasing. Our measures may not always keep up with these changes.

We may suffer reputational harm for actual or perceived bad acts or actual or perceived illegal activities of buyers and suppliers on our marketplaces, particularly related to factory or other workplace conditions. Failure to limit the impact of actual or perceived illegal activity on our marketplace, could subject us to penalties, fines, other enforcement actions and expenses, significant reputation harm and our business, financial condition, and results of operations could be adversely affected.

We rely upon third-party service providers to perform certain compliance services. If we or our service providers do not perform adequately, our compliance tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.

We may be subject to disputes between buyers and suppliers on our platform.

Our business model involves, in part, connecting buyers to suppliers who fulfill orders on our marketplace. It is possible that disputes may arise between buyers and suppliers with regard to the terms of orders, payment, confidentiality, work product and intellectual property ownership and infringement, misappropriation or other violation. While we are not parties to such contracts, we cannot guarantee that we will not be involved in disputes among buyers and the suppliers with whom we pair. If these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting the relationships between buyers and such suppliers, claims may be brought against us directly as a result of these disputes, or the parties may involve us in claims filed against each other. Even if these claims do not result in litigation or are resolved expediently, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and result in unexpected expenses.

We rely on a third-party payment processor to process payments made by buyers and payments made to suppliers, and if we cannot manage our relationship with such third party and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.

We rely on a third-party payment processor, Stripe, to process payments made by buyers and payments made to suppliers. We also rely on Stripe for certain financial service offerings, an integrated payment processing tool for suppliers available through our platform, and the Xometry Advance Card. Under our commercial agreements with Stripe, Stripe may terminate the relationship with 120 days’ advance notice. If Stripe terminates its relationship with us or refuses to renew its agreements with us on commercially reasonable terms, or at all, we would be required to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by Stripe may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, make timely payments to suppliers, or decrease the use of Xometry Pay or the Xometry Advance Card, any of which could disrupt our business for an extended period of time, make our platform less convenient, trustworthy and attractive to users, and adversely affect our ability to attract and retain qualified buyers and suppliers.

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

We rely on third parties to deliver buyer orders.

We rely on continued and unimpeded access to postal services and shipping carriers for us or our suppliers to deliver manufactured parts reliably and timely to buyers. From time to time, the postal services and shipping carriers have experienced increased delays in delivery of their goods, due to economic, geopolitical and other factors. If shipping delays or interruptions occur, or if shipping rates increase significantly, our suppliers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplace, which could negatively impact our business, financial condition, and results of operations.

We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

The manufacturing market is fragmented and highly competitive. We compete for buyers with a wide variety of manufacturers. Some of our current and potential competitors include captive in-house product lines, parts manufacturers, and other marketplaces for manufacturing services. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing new manufacturing technologies and capabilities that may compete with or provide alternatives to our platform or our marketplace. We also expect that future competition may arise from the development of technologies that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop our capabilities and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient production. We may, from time to time, establish alliances or relationships with other competitors or potential competitors, and our competitors may also be suppliers transacting on our marketplace. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

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

We expect to continue to expand our international operations, which may include opening offices in new jurisdictions, adding buyers in additional countries, and providing our platform in additional languages. Expansion into new markets or countries may not be successful. In addition, our legal, accounting, financial compliance and other administrative costs will increase as we expand internationally. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. International expansion requires investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•
recruiting, training and retaining talented and capable employees outside of the United States, Europe and Asia, and maintaining our company culture across all of our offices;
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
•
political and economic instability, including that related to the conflict between Russia and Ukraine;
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

In February 2022, Russia invaded Ukraine and the ensuing conflict has continued into 2023. In response, the U.S. government and other countries have imposed punishing sanctions against Russia, including significant restrictions on most companies’ ability to do business in Russia. The invasion of Ukraine and any retaliatory measures taken by the United States and other countries could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and the price of our Class A common stock.

We have contractors in Ukraine, Belarus and Russia. To the extent there are losses of life, disruptions to internet connectivity, or interruptions to banking payment systems, we and our employees could be adversely impacted.

It is not possible to predict the broader or longer-term consequences of the conflict in Ukraine, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, the price and availability of energy and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to continue expanding our operations internationally and to otherwise generate revenues and attract buyers and suppliers internationally. In addition, a significant escalation or expansion of economic disruption or the conflict’s current scope could have a material adverse effect on our business, results of operation, financial condition and growth prospects.

Unstable market and economic conditions, including a global or domestic recession or the fear of a recession, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s ongoing incursion into Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the United States and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users.

Our business depends on users’ access to our platform via a personal computer or mobile device and the Internet. We enable suppliers to access our platform via a mobile browser, which we believe is important to the growth of our business by adding suppliers to our marketplace and enabling faster supplier response times to orders. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our platform. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

Interruptions to or other problems with our website and platform, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, integrity, security and availability of our websites, marketplace and platform, information technology systems, and other operations are critical to our reputation and brand, and to our ability to effectively service buyers and suppliers. Any interruptions or other problems that cause any of our websites, marketplace, platform or information technology systems to malfunction or be unavailable, or negatively impact our operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including: human and software errors, hackers, viruses, malware or other malicious activity, design faults, bugs, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, supply chain attacks, exploitation of vulnerabilities in our network or platform, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of users accessing our websites or ordering parts at the same time, and other similar events. Our buyers come to us in part for our instant pricing capabilities and that feature is often of critical importance to these buyers. We are dependent upon our facilities, in which we house computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. We also utilize cloud computing and server capabilities with respect to each of our operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

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

If we were found to be in violation of any applicable privacy or data protection laws or regulations, our business may be materially and adversely affected, and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could impose significant costs on us and could make it more difficult for us to use our current technology to and connect buyers and suppliers. In addition, if a breach of data security were to occur, or other violation of privacy or data protection laws and regulations were to be alleged, our solutions may be perceived as less desirable and our business, prospects, financial condition and results of operations could be materially and adversely affected.

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, and are now in the process of finalizing the ePrivacy Regulation to replace the European ePrivacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC). The GDPR further implemented through binding guidance by the European Data Protection Board (and supplemented by national laws in individual EU member states), applies extra-territorially, imposes stringent data protection compliance requirements and provides for significant penalties for noncompliance. The GDPR created new compliance obligations applicable to our business and users, including obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. The GDPR has caused us to change, and we may in the future need to make further changes to, our business practices, and includes significant financial penalties for noncompliance

(including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR). We have taken steps to comply with the GDPR, but this is an ongoing compliance process. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.

Additionally, California passed the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA provides data privacy rights for consumers and operational requirements for companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them and the right to request deletion of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, became effective on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and provide for increased penalties for CPRA violations concerning California residents under the age of 16. Given its nascency, we cannot yet predict the full impact of the CPRA on our business or operations, but it may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the CCPA, CPRA and other legal and regulatory changes are making it easier for certain individuals to opt out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States with the increasingly active approach of the Federal Trade Commission (“FTC”) with respect to data privacy issues under Section 5 of the FTC Act’s unfair and deceptive acts framework, as well as contemplated data privacy statutes and regulations in many states as well as at the federal level. Current pending or future proposed legislation may result in changes to the current regulatory landscape, including enforcement measures and sanctions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our buyers, suppliers or third-party partners to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our marketplace and platform. Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our buyers, suppliers or third-party partners to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

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

Growth of our business will depend on a strong reputation and brand and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of buyers and suppliers and our ability to increase their level of engagement.

We believe that building a strong reputation, identity and brand are critical to our ability to attract and retain buyers and suppliers and increase their engagement with our platform and transactions on our marketplace, and will only become more important as competition in our industry intensifies. Successfully obtaining, maintaining, protecting, and enhancing our reputation and brand and increasing network effects of engagement on our platform and transactions on our marketplace will depend on the success of our sales and marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, defend and enforce our intellectual property or other proprietary rights to use the “Xometry” mark, our logo, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our sales and marketing initiatives have been critical in promoting awareness of the products and services available to suppliers on our platform and buyers organically expanding their accounts by adding more users and service, but future marketing efforts may not be successful or cost-effective. Our buyers’ preferences may change from time to time. In addition, to expand our buyer base, we must appeal to new buyers who may have historically used other manufacturing methods.

Our reputation, brand, and ability to build trust with existing and new buyers and suppliers may be adversely affected by complaints and negative publicity about us, our buyers or our suppliers, even if factually incorrect or based on isolated incidents. Negative perception of our platform, marketplace or company may harm our reputation, brand, and network effects, including as a result of:

•
complaints or negative publicity about us, our platform, our marketplace, our buyers, our suppliers, or our policies and guidelines, including our pricing model;
•
price quote, production, lead time or shipping delays;
•
real or perceived manufacturing or quality control inadequacies;
•
fraud;
•
illegal, negligent, reckless, or otherwise inappropriate behavior by buyers, suppliers or third parties;
•
a failure to provide suppliers with a sufficient level of orders or repeat business;
•
a failure to offer buyers or suppliers competitive pricing and lead times;
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
•
buyers’ or suppliers’ lack of awareness of, or compliance with, our policies;
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
•
negative responses by buyers or suppliers to new services or manufacturing processes available on our marketplace;
•
a failure to register or to prevent infringement, misappropriation or other violation of our trademarks;
•
perception of our treatment of buyers and suppliers and our response to buyer or seller sentiment related to political or social causes or actions of management; or
•
any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

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

Any failure to offer high-quality support may harm our relationships with buyers and suppliers and could adversely affect our business, financial condition, and results of operations.

Our ability to attract and retain buyers and suppliers is dependent in part on our ability to provide high-quality support. Buyers and suppliers depend on our support organization to resolve any issues relating to our platform or transactions on our marketplace. In particular, our operational support team is critical to delivering manufactured parts to buyers timely and in accordance with their orders. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party software to enable and optimize our support functions. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of international users on our platform and transacting on our marketplace, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform, marketplace and business, our financial condition, and results of operations.

Our business is subject to a variety of laws and regulations, both in the United States and internationally, many of which are evolving.

We are subject to a wide variety of laws and regulations. Laws, regulations and standards governing issues such as worker classification, employment, payments, worker confidentiality obligations, intellectual property, consumer protection, taxation, import and export controls, privacy and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Other laws and regulations may be adopted in response to internet and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us and other online marketplaces. As our marketplace’s geographical scope expands, regulatory agencies or courts may claim that we, or our buyers or suppliers, are subject to additional requirements or that we are prohibited from conducting our business in or with certain jurisdictions. It is also possible that certain provisions in agreements with our service providers or between buyers and suppliers may be found to be unenforceable or not compliant with applicable law.

Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and, in particular, companies engaged in dealings with independent contractors or payments. Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another. In the past, we have received letters from certain jurisdictions indicating that we are required to pay taxes based on having certain minimum contacts in such jurisdictions. We may become subject to taxation in additional jurisdictions in the future.

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

Whether merited or not, we may face claims of intellectual property infringement allegations and claims from individuals or companies, including such parties who have acquired or developed patents in the fields of injection molding, CNC machining, 3D printing, sheet metal fabrication, or other manufacturing processes for products manufactured by suppliers transacting on our marketplace, or technologies for automatically calculating pricing information for products manufactured according to such techniques. We may also be subject to claims from individuals or companies asserting that we are liable for alleged violations of intellectual property rights associated with parts created for buyers. Any claims that such products, processes or parts infringe, misappropriate or otherwise violate the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and as a result, could have a material and adverse effect on our business.

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

Natural or man-made disasters affecting the manufacturing facilities of our suppliers or of our facilities could materially and adversely affect our business, financial condition, and results of operations.

Suppliers manufacture orders in a number of geographic locations; however, these facilities and the manufacturing equipment used would be costly to replace and could require substantial lead time to repair or replace. Such facilities and manufacturing equipment may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

In the event any of our suppliers’ facilities or manufacturing equipment are affected by a disaster, suppliers may:

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

Any disruption as a result of natural or man-made disaster strikes of the manufacturing facilities of our suppliers or of our facilities, we may lose buyers, damage our brand and reputation, and we may be unable to regain those buyers or fail to attract new buyers.

Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all, nor will it address the impact that a disruption of suppliers’ facilities or manufacturing equipment may cause. Furthermore, certain of our manufacturing partners may not possess adequate insurance coverage for damage incurred at their facilities which affects parts for our buyers.

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

To maintain and grow our business, we will need to continue to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel in our business sector is intense, particularly in the Washington D.C. metropolitan area where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled foreign personnel that we have hired or are actively recruiting. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to applicable immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we cannot add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects may be harmed.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. It is possible that our management team may experience challenges managing the significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors applicable to public companies. These obligations require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, prospects, financial condition and results of operations.

Changes in, or in the interpretation of, tax rules and regulations may impact our effective tax rate and future profitability.

We are a multinational company based in the United States and subject to tax in multiple tax jurisdictions, both domestic and abroad. Our future effective tax rates could be adversely affected by changes in statutory tax rates or in the interpretation of tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in countries with varying statutory tax rates, obligations to pay sales, use, value-added, goods and services and similar taxes in jurisdictions in which we do not currently pay such taxes, or changes in the valuation of our deferred tax assets and liabilities.

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

As of December 31, 2022, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $224.6 million available to reduce future income subject to income taxes before limitations. Of the total loss carryforward available, approximately $58.4 million of net operating losses were attributable to the acquisition of the Company’s wholly owned subsidiary Thomas Publishing. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. During 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas subsidiary net operating loss carryforward of $58.4 million. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain an almost full valuation allowance against our U.S. NOLs, these changes will not have a significant impact our balance sheet as of December 31, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

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

We carry a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there were no impairments of goodwill, indefinite-lived or definite-lived intangibles in 2022. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets in 2023 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

The operation of our platform depends on certain third-party service providers. In particular, we currently host our platform, serve our users and support our operations using Amazon Web Services, or AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, resulting in missing financial targets for a particular period. A decision to close the facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of or relationship with AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to users, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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

We believe the volume and variety of designs and manufacturing processes we process, and the size and diversity of our buyers give us valuable insight into the needs of our prospective buyers and the ability of our community of suppliers to meet those needs. We utilize this industry knowledge to better match buyers and suppliers and to improve pricing. If the number and diversity of designs and manufacturing processes we process, or the size and diversity of our buyer or supplier bases decrease, our ability to expand our business and improve pricing could be negatively impacted. In addition, even if we do continue to process a large number and variety of designs and manufacturing processes and work with significant and diverse buyer and supplier bases, there are no guarantees that we will successfully identify significant business opportunities, improve the products and services available on our platform or increase the number of transactions on our platform as a result.

If our present single or limited source suppliers become unavailable or inadequate, our buyer relationships, results of operations and financial condition may be adversely affected.

While most manufacturing equipment and materials for our buyers’ orders are available from multiple suppliers, certain of those items are only available from single or limited sources. Should any of our present single or limited source suppliers for manufacturing equipment or materials become unavailable or inadequate, or impose terms unacceptable to us such as increased pricing terms, we may fail to procure alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a single or limited source supplier could adversely affect our relationship with our buyers and our results of operations and financial condition.

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

Our performance is in part subject to economic conditions and their impact on levels of consumer spending, as consumer spending impacts buyers and suppliers transacting on our marketplace. Some of the factors having an impact on consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases of generally decline during recessionary periods and other periods in which disposable income is adversely affected, contributing to small business closures. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the recent COVID-19 pandemic and other health crises. Further, small businesses that do not have substantial resources, like some of the buyers and suppliers transacting on our marketplace, tend to be more adversely affected by poor economic conditions than large businesses. If buyers or suppliers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our business, financial condition, and results of operation may be materially and adversely affected.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars. A portion of the cost of revenue, product development, sales and marketing and general and administrative expenses of our operations in jurisdictions outside the United States are incurred in foreign currency. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the foreign currency appreciates against the U.S. dollar or if the value of the foreign currency declines against the U.S. dollar at a time when the rate of inflation in the cost of goods and services in such jurisdictions exceeds the rate of decline in the relative value of the applicable foreign currency, then the U.S. dollar cost of our operations in non-U.S. jurisdictions would increase and our results of operations could be materially and adversely affected. For example, there has been and may continue to be volatility in currency exchange rates as a result of the conflict in Ukraine. We do not currently enter into hedging transactions and our business, financial condition and results of operations could be materially and adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

Risks Related to the Acquisition of Thomas

We may not realize all of the anticipated benefits from the acquisition of Thomas because of difficulties related to integration, the achievement of synergies, and other challenges.

We acquired Thomas on December 9, 2021 (the “Thomas Acquisition”), our largest acquisition to date. We believe that there are substantial benefits and synergies that may be realized through combining the businesses. However, the integration process requires significant time and resources, and our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. If we are not able to successfully integrate Thomas’ business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Thomas Acquisition may not be realized fully, including the anticipated growth opportunities, or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Thomas’ key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, and higher than expected costs. Specifically, the following issues, among others, must be addressed in combining Thomas’s operations with ours in order to fully realize the anticipated benefits of the Thomas Acquisition so the combined company performs as the parties anticipate:

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

Failure to achieve the anticipated benefits of the Thomas Acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our Class A common stock.

We have incurred, and may continue to incur costs in connection with the Thomas Acquisition and integrating the operations of Xometry and Thomas. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, and may not be related to our operating performance including:

•
price and volume fluctuations in the overall stock market from time to time;
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
•
our involvement in any litigation;

•
future sales of our Class A common stock by us or our stockholders;
•
whether our results of operations meet previously announced guidance or the expectations of securities analysts or investors;
•
actual or perceived data breaches, disruptions or other incidents involving our platform, marketplace or products or services;
•
developments or disputes concerning our intellectual property or proprietary rights or our solutions, or third-party intellectual or proprietary rights;
•
changes in senior management or key personnel;
•
the trading volume of our Class A common stock;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic and Russia’s ongoing war with Ukraine.

The market for technology stocks or and the stock market in general have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our Class A common stock. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this filing and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic and Russia's invasion of Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

We have funded our operations since inception primarily through equity financings and sales. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, we may require increasing amounts of working capital or other sources of liquidity to support our financial service offerings, as they become more widely used by suppliers. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock.

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

As of December 31, 2022, we had $319.4 million in cash and cash equivalents and marketable securities. While we believe our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least twelve months, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that our revenue will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our Class B common stock has twenty votes per share, whereas our Class A common stock has one vote per share. Our co-founders collectively own Class B common stock representing approximately 54.4% of the voting power of our outstanding capital stock, based on the number of shares outstanding as of December 31, 2022.

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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly now that we are no longer an emerging growth company, we incurred and expect to continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and any the rules and regulations of the SEC. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Our success and future growth depend largely upon the continued services of our executive officers as well as other key personnel. These executives and key personnel have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with buyers and suppliers. From time to time, there may be changes in our executive management team or other key personnel resulting from the hiring or departure of these personnel. The loss of one or more of executive officers, or the failure by the executive team to effectively work with employees and lead the company, could harm our business.

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

In the past, securities class action litigation often has been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of The Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, pursuant to Section 404 of the Sarbanes Oxley-Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year covered by this Annual Report, and we are also required, as of the date of this Annual Report, to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

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

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, the market price of our common shares could decline and we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC or other regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our Class A common stock.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if other control deficiencies are identified, we may not be able to accurately or timely report our financial condition or results of operations in the future.

During our first assessment of internal control over financial reporting, as required under the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not identify any misstatements to the consolidated financial statements as of and for the year ended December 31, 2022 because of the material weakness.

On December 9, 2021, the Company completed its acquisition of Thomas Publishing, Inc. (“Thomas”). The additional workload on our resources to integrate Thomas contributed to the Company’s inability to timely perform an effective risk assessment related to the achievement of its control objectives in certain processes, primarily revenue and costs of revenue. As a result, we were unable to design and operate effective process-level controls as of December 31, 2022.

Our management has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, now that Thomas has been fully integrated, we have improved our review processes over risk assessment, which also includes the documentation to support the operating effectiveness of our controls. While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. If we are unable to remediate this material weakness, or if other control deficiencies are identified, we may not be able to accurately or timely report our financial condition or results of operations in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We believe that our facilities are well maintained and are generally suitable to meet our needs. All of our offices are leased and we do not own any real property. Our operating leases range in expiration from 2023 to 2029. We have leased offices and/or facilities in the following locations:

U.S. Operating Leases
City, State	Square Footage
North Bethesda, MD	28,068
New York, NY	35,554
Horsham, PA	24,377
Gaithersburg, MD	21,529
Lexington, KY	10,109
Jackson, TN	7,200
Bethesda, MD	6,781
Doraville, GA	5,975
Culver City, CA	5,838

International Operating Leases
City, Country	Square Footage
Ottobrunn, Germany	21,129
Chelmsford, England	3,294
Shanghai, China	760

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

Our Class B common stock is neither listed nor traded, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale or transfer into one share of Class A common stock.

Holders of Record

As of February 22, 2023, there were 116 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 22, 2023, there were 2 holders of record of our Class B common stock.

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

Performance Graph

The following performance graph shows a comparison from June 30, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2022, of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the Russell 2000 Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Xometry, Inc.
NASDAQ Composite
Russell 2000 Index
$140
$120
$100
$80
$60
$40
$20
$0
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/30/2022
5/31/2022
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
ASSUMES $100 INVESTED ON JUN.30, 2021
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC.31, 2022

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

None.

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

Overview

Xometry Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry is a global online marketplace connecting buyers with suppliers of manufacturing services, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry's corporate headquarters is located in North Bethesda, Maryland.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and aftermarket parts for its buyers.

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

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Defense, Aerospace, Healthcare, Consumer Goods, Robotics, Government and Education, Automotive, Consumer Goods, and Industrial.

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

Our supplier services revenue primarily includes the sale of advertising and marketing services and to a lesser extent, supplies and financial service products that help our customers better manage cash flow at all stages of job production. Our financial services products, such as Xometry Pay, enable suppliers to stabilize and enhance their cash flows, supply discounts that allow suppliers to lower their operating costs, and resource management tools to optimize their businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and to a lesser extent SaaS based solutions to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

During 2022, we launched the Industrial Buying Engine™ (“IBE”), which helps customers source and purchase from the more than 500,000 suppliers on Thomasnet.com. The IBE digitizes the old and time-consuming request-for-quote process and allows buyer and suppliers to transact on Thomasnet. In addition, through IBE buyers can receive instant quotes from Xometry. We also introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.

Factors Affecting Our Performance

Continued Growth in Active Buyers

We must maintain and grow our Active Buyer base and grow our wallet share with existing buyers. We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform. We intend to continue investing in acquiring new buyers through traditional paid sales and marketing techniques as well as leveraging our organic referral network to drive awareness and build trust. The number of Active Buyers on our platform reached 40,664 as of December 31, 2022, up 45% from 28,130 as of December 31, 2021. Once we acquire a buyer, we seek to expand the breadth and scale of the services sold to that buyer and leverage the relationship to gain additional buyers within an account through a combination of product offerings, customer relationship marketing, sales and account management. We remain focused on increasing wallet share with our existing buyers through a number of deliberate strategies. With each positive experience and the expansion of our manufacturing processes by acquiring new supplier capabilities we will continue building our buyers’ spend and opportunities on our marketplace.

Continued Growth in Our Broad Base of Suppliers

We must maintain and grow our broad selection of suppliers and add to our diverse array of manufacturing processes in order to continue to grow our business and maximize the efficiency of our network. We rely on our network of suppliers to provide the sophisticated manufacturing processes that we offer to our buyers. We believe the value proposition for suppliers, in particular increasing utilization of their manufacturing operations, is compelling. If we fail to attract new suppliers to our platform and retain existing suppliers, the attractiveness of our platform to buyers would decrease and we would not be able to grow our revenue. In order to increase our efficiency, we intend to continue to expand our large and growing network of suppliers. The number of active suppliers, which we define as suppliers that have used our platform at least once during the last twelve months to manufacture a product or buy tools or supplies, has grown 22% from 2,010 for the year ended December 31, 2021 to 2,447 for the year ended December 31, 2022. As we add to our supplier base, our AI-driven pricing becomes more competitive, and therefore more attractive to buyers, leading to higher revenue and improved margins. However, if we do not efficiently price the manufacturing opportunities on our platform, our revenue and margins could be adversely impacted.

Investments in Technology and Expansion of Our Platform

We have invested, and intend to continue to invest, in developing technology, tools, features, and products that provide targeted and useful solutions for our buyers and suppliers. We intend to continue to invest in our AI and machine learning technologies in order to continuously improve the speed and accuracy of our pricing and placement activity. We also continue to invest in our services-oriented architecture and cloud infrastructure to support scalability. Any investments we make in these areas will occur before we recognize benefits, if any, from the investments. Further, the effectiveness of these efforts may be difficult to measure. If we are unable to continue to improve our platform, the efficiency of our platform may be impaired, and our revenue and gross profit may be adversely impacted.

Expansion of Our Financial Products and Services

In 2019, we launched supplier services, beginning with Xometry Supplies in the U.S., which enables our suppliers to access experienced suppliers who sell competitively priced goods from leading brands. In mid-2020, we launched a suite of financial products and services to help our suppliers manage cash flow at all stages of job production. These services help suppliers manage their business more efficiently, even on jobs that they source outside of our platform. In December 2021, we acquired Thomas which significantly expanded our supplier services to including marketing and data services for our suppliers. Our suite of marketing and data services provided by Thomas help suppliers grow and more efficiently run their business. We offer suppliers a full slate of marketing services, including website building, search-engine optimization ("SEO") and targeted advertising to buyers, which are resources that will help them further grow their business. In November 2021, we acquired FactoryFour a cloud-based manufacturing execution system. We plan on providing this order management system to our supplier community which allows shops and shop owners to digitize and automate their operations so they can focus on growing their business. In addition to being able to manage existing orders, the software is designed to integrate seamlessly with the AI-driven Xometry marketplace and with the Thomasnet platform, giving suppliers a one-stop view into all of their orders. We expect revenue from supplier services to grow over time and have a favorable impact on our gross margin.

Expansion of Our International Operations

In 2019, we launched Xometry in Europe, followed by Xometry Asia in 2022 and Xometry United Kingdom in 2023. We believe there is significant opportunity in the global manufacturing ecosystem for our marketplace. With operations throughout the majority of the contiguous United States and customers in Europe and Asia, we have established footholds in major markets around the world. As we have expanded our physical presence, we have also added new language functionality to our platform to reach a wider customer base. These new languages include the following: German, French, Italian, Mandarin, Spanish, Polish, Dutch, Norwegian, Swedish and Finnish. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions. We may not recognize benefits from these investments, and we may not effectively manage additional risks relating to operating outside the United States, including increased operational and regulatory risks.

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

December 2022 Restructuring

In December 2022, we initiated a restructuring action to help manage our operating expenses by reducing our workforce by approximately 6%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the year ended December 31, 2022, we incurred $1.5 million for employee termination costs related to this restructuring. The majority of these costs will be paid by the Company in the first quarter of 2023. We expect the reduction in workforce will reduce operating expenses by approximately $8.0 million on a full year basis. Refer to Note 12, Debt Commitments and Contingencies—Restructuring to of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 40,664 as of December 31, 2022, up 45% from 28,130 as of December 31, 2021. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended December 31, 2022, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,027 as of December 31, 2022, up 47% from 701 as of December 31, 2021.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, income tax benefit, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment charges, restructuring charges and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the year ended December 31, 2022, Adjusted EBITDA increased to $(41.8) million, compared to Adjusted EBITDA of $(39.8) million in 2021. For the year ended December 31, 2022, Adjusted EBITDA decreased to (11.0)% of revenue, as compared to (18.2)% of revenue in 2021, driven primarily by increased operating efficiencies as we continue to scale our business.

	Year Ended December 31,
	2022	2021
Net loss	$(76,009)	$(61,381)
Addback (deduct)
Interest expense, interest and dividend income and other expenses	2,486	2,736
Depreciation and amortization	7,819	3,596
Amortization of lease intangible	1,332	—
Income tax benefit	36	—
Stock based compensation expense	19,172	7,395
Acquisition and other	(676)	5,696
Charitable contribution of common stock	2,272	2,242
Income from unconsolidated joint venture	(570)	(41)
Impairment of assets	824	—
Restructuring charge	1,549	—
Adjusted EBITDA	$(41,765)	$(39,757)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation expense, amortization of lease intangible, amortization of deferred costs on convertible notes, losses on marketable securities, loss on sale of property and equipment, charitable contributions of common stock, impairment charges, restructuring charges and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Year Ended December 31,
	2022	2021
Non-GAAP Net Loss:
Net loss	$(76,009)	$(61,381)
Add (deduct):
Depreciation and amortization expense	7,819	3,596
Stock-based compensation	19,172	7,395
Amortization of lease intangible	1,332	—
Amortization of deferred costs on convertible notes	1,718	—
Losses on marketable securities	1,855	2,002
Acquisition and other	(676)	5,696
Loss on sale of property and equipment	47	18
Charitable contribution of common stock	2,272	2,242
Impairment of assets	824	—
Restructuring charge	1,549	—
Non-GAAP Net Loss	$(40,097)	$(40,432)

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

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of our digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to our sales and marketing employees. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness, add new accounts and further penetrate existing accounts. We expect sales and marketing expense to increase in absolute dollars in the future as we grow our business, though in the near-term sales and marketing expenses may fluctuate from period-to-period based on the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

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

Other Expenses

Other expenses consist primarily of realized and/or unrealized losses, losses on the extinguishment of debt and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

A discussion of the consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022, which is available free of charge on the SEC's website at www.sec.gov and on our investor relations website at investors.xometry.com.

The following table sets forth our statement of operations data for the years indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$381,053	$218,336
Cost of revenue	233,487	161,195
Gross profit	147,566	57,141
Operating expenses:
Sales and marketing	83,222	39,422
Operations and support	48,572	23,683
Product development	31,013	17,780
General and administrative	57,992	34,942
Impairment of assets	824	—
Total operating expenses	221,623	115,827
Loss from operations	(74,057)	(58,686)
Other (expenses) income:
Interest expense	(4,418)	(852)
Interest and dividend income	4,115	982
Other expenses	(2,183)	(2,866)
Income from unconsolidated joint venture	570	41
Total other expenses	(1,916)	(2,695)
Loss before income taxes	(75,973)	(61,381)
Benefit for income taxes	(36)	—
Net loss	(76,009)	(61,381)
Net income (loss) attributable to noncontrolling interest	16	(2)
Net loss attributable to common stockholders	$(76,025)	$(61,379)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the years indicated:

	Year Ended December 31,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	61.3%	73.8%
Gross profit	38.7%	26.2%
Operating expenses:
Sales and marketing	21.8%	18.1%
Operations and support	12.7%	10.8%
Product development	8.1%	8.1%
General and administrative	15.2%	16.0%
Impairment of assets	0.2%	—%
Total operating expenses	58.0%	53.0%
Loss from operations	(19.3)%	(26.8)%
Other (expenses) income:
Interest expense	(1.2)%	(0.4)%
Interest and dividend income	1.1%	0.4%
Other expenses	(0.6)%	(1.3)%
Income from unconsolidated joint venture	0.1%	—%
Total other expenses	(0.6)%	(1.3)%
Loss before income taxes	(19.9)%	(28.1)%
Benefit for income taxes	—%	—%
Net loss	(19.9)%	(28.1)%
Net income (loss) attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(19.9)%	(28.1)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the year ended December 31, 2022 (in thousands, amounts for the year ended December 31, 2021, were not considered material):

For the Year Ended December 31,
2022
Marketplace
Revenue	$303,134
Cost of revenue	216,336
Gross Profit	$86,798

Supplier services
Revenue	$77,919
Cost of revenue	17,151
Gross Profit	$60,768

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

Total revenue increased $162.7 million, or 75%, from $218.3 million for the year ended December 31, 2021 to $381.1 million for the year ended December 31, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the year ended December 31, 2022 was $303.1 million and $77.9 million, respectively. The marketplace increase was primarily the result of increases in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the year ended December 31, 2022, as compared to the prior year. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021.

Total revenue from our U.S. and International operating segments for the years ended December 31, 2022 and 2021, was $347.8 million and $202.0 million, respectively, for the U.S., and $33.2 million and $16.3 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $72.3 million, or 45%, from $161.2 million for the year ended December 31, 2021 to $233.5 million for the year ended December 31, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the year ended December 31, 2022 was $216.3 million and $17.2 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $90.4 million, or 158%, from $57.1 million for the year ended December 31, 2021 to $147.6 million for the year ended December 31, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved marketplace gross margin as compared to the prior year period.

Gross margin for marketplace was 28.6% for the year ended December 31, 2022 which was an improvement over the prior year in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 78.0% for the year ended December 31, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $43.8 million, or 111%, from $39.4 million for year ended December 31, 2021 to $83.2 million for the year ended December 31, 2022, primarily as a result our acquisition of Thomas in December 2021, increases in marketing and advertising spend, additional sales employees and their compensation costs including stock-based compensation, consulting expenses and software and maintenance costs for the sales and marketing department. As a percent of total revenue, sales and marketing expenses increased to 21.8% for the year ended December 31, 2022 from 18.1% for the year ended December 31, 2021.

During the year ended December 31, 2022, $0.5 million of restructuring charge is recorded in sales and marketing.

Operations and Support

Operations and support increased $24.9 million, or 105%, from $23.7 million for the year ended December 31, 2021 to $48.6 million for the year ended December 31, 2022, primarily as a result of our acquisition of Thomas in December 2021, hiring of additional operations and support employees and their compensation costs including stock-based compensation, and consulting expenses. As a percent of total revenue, operations and support expenses increased to 12.7% for the year ended December 31, 2022 from 10.8% for the year ended December 31, 2021.

During the year ended December 31, 2022, $0.4 million of restructuring charge is recorded in operations and support.

Product Development

Product development expense increased $13.2 million, or 74%, from $17.8 million for the year ended December 31, 2021 to $31.0 million for the year ended December 31, 2022, primarily as result of our acquisition of Thomas in December 2021, hiring additional development employees and their compensation costs including stock-based compensation, consulting and software and maintenance expenses. As a percent of total revenue, product development remained flat at 8.1% for the year ended December 31, 2022 and 2021.

During the year ended December 31, 2022, $0.5 million of restructuring charge is recorded in product development.

General and Administrative

General and administrative expense increased $23.1 million, or 66%, from $34.9 million for the year ended December 31, 2021 to $58.0 million for the year ended December 31, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021. Our general and administrative expenses increased due to higher compensation and stock-based compensation due to new administrative employees. Additionally, we incurred higher public company costs for insurance, legal and accounting services. We had higher expenses for software and maintenance, insurance costs, card processing fees, bad debt expense and facilities costs offset by lower acquisition costs that were related to fourth quarter 2021 business combinations. As a percent of total revenue, general and administrative expenses decreased to 15.2% for the for the year ended December 31, 2022 from 16.0% for the year ended December 31, 2021.

During the year ended December 31, 2022, $0.2 million of restructuring charge is recorded in general and administrative.

Impairment of assets

Impairment of assets of $0.8 million related to incomplete software projects that were abandoned, furniture, fixtures and equipment and/or other assets to be disposed of during the year ended December 31, 2022. No impairments were recorded on our long-lived assets during the years ended December 31, 2021.

During the year ended December 31, 2022, $0.5 million of our impairments were recorded in our U.S. reporting segment, and $0.3 million of our impairments were recorded in our International reporting segment.

Other (Expenses) Income

Interest Expense

Interest expense increased by $3.6 million, or 419%, from $0.9 million for the year ended December 31, 2021 to $4.4 million for the year ended December 31, 2022, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and dividend income

Interest and dividend income increased by $3.1 million, or 319%, from $1.0 million for the year ended December 31, 2021 to $4.1 million for the year ended December 31, 2022, primarily due to dividend income from our marketable securities and cash accounts.

Other Expenses

Other expenses decreased by $0.7 million, or 24%, from $2.9 million for the year ended December 31, 2021 to $2.2 million for the year ended December 31, 2022, primarily due to a reduction of $0.3 million loss on debt extinguishment recognized in 2021, a $0.1 million reduction in losses on marketable securities and a reduction in other miscellaneous taxes.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture increased $0.5 million due to our acquisition of a 50% interest in Industrial Media, LLC in connection with our acquisition of Thomas on December 9, 2021. This joint venture is in our U.S. operating segment.

Provision for Income Taxes

Provision for income taxes increased by $36,000 due to income taxes resulting from our acquisition of Thomas.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the year ended December 31, 2022 and 2021, was $58.8 million and $51.2 million, respectively. Total segment loss from our International operating segment for the year ended December 31, 2022 and 2021, was $17.3 million and $10.1 million, respectively.

Total segment interest expense from our U.S. operating segment for the year ended December 31, 2022 and 2021, was $4.4 million and $0.7 million, respectively. Total segment interest expense from our International operating segment for the year ended December 31, 2022 and 2021, was $22,000 and $0.1 million, respectively.

Total segment interest income from our U.S. operating segment for the year ended December 31, 2022 and 2021, was $4.1 million and $1.0 million, respectively. Total segment interest income from our International operating segment for the year ended December 31, 2022 and 2021, was $19,000 and zero, respectively.

Subsequent Event

On January 2, 2023, the Company acquired 100% of the equity of Tridi Teknoloj A.S. ("Tridi") located in Istanbul, Turkey subject to an Share Purchase Agreement. The acquisition of Tridi extended our marketplace capabilities in Europe by opening a vast array of affordable suppliers. Tridi operates an online marketplace for manufacturing with the ability to serve all of Europe within a 24-hour turn around period. The Company accounted for the acquisition as a business combination. The aggregate non-contingent portion of the purchase price was approximately $3.8 million. In addition, the purchase price includes a contingent consideration arrangement to the former owners of Tridi up to a maximum amount of $1.25 million (undiscounted) in Class A common shares in two installments on the first and second anniversary of the acquisition and is based on the achievement of certain revenue targets. During the year ended December 31, 2022, the Company recognized approximately $0.3 million of acquisition costs which are recorded in general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of December 31, 2022, our cash and cash equivalents and marketable securities totaled $319.4 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months and over the long-term. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of December 31, 2022, the 2027 Notes have a carrying value of $279.9 million with an effective annual interest rate of 1.6%.

Cash Flows

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(62,575)	$(68,571)
Net cash used in investing activities	(238,630)	(212,748)
Net cash provided by financing activities	280,972	307,768
Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $62.6 million, primarily due to a net loss of $(76.0) million adjusted for non-cash charges of $42.9 million and a net decrease in our operating assets and liabilities of $29.5 million. The non-cash adjustments primarily relate to stock-based compensation of $19.2 million, depreciation and amortization of $7.8 million, $7.2 million reduction to our right of use lease assets, donated common stock of $2.3 million, losses on marketable securities of $1.9 million, $1.7 million of amortization of deferred costs on convertible notes and a $1.5 million restructuring charge. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $16.9 million primarily due to our continued growth, a $7.0 million increase in other assets, a $1.6 million increase in prepaid expenses and a $5.7 million decrease in lease liabilities.

For the year ended December 31, 2021, net cash used in operating activities was $68.6 million, primarily due to a net loss of $(61.4) million adjusted for non-cash charges of $16.5 million and a net decrease in our operating assets and liabilities of $23.6 million. The non-cash adjustments primarily relate to stock-based compensation of $7.4 million, depreciation and amortization of $3.6 million, donated common stock of $2.2 million and losses on marketable securities of $2.0 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $11.1 million and prepaid expenses of $4.0 million and a decrease in accrued expenses of $12.0 million and contract liabilities of $1.6 million. These decreases are partially offset by increases in accounts payable of $5.2 million.

Investing Activities

Cash used by investing activities was $238.6 million during the year ended December 31, 2022, primarily due to the purchase of $284.1 million of marketable securities with proceeds from the 2027 Notes issuance and $13.7 million of purchases of property and equipment offset by proceeds of $58.9 million from the sale of marketable securities.

Cash used in investing activities was $212.7 million during the year ended December 31, 2021 primarily due to three business acquisitions completed during 2021 for an aggregate of $174.6 million and the purchase of $267.5 million of marketable securities offset by proceeds from the sale of $235.0 million of marketable securities.

Financing Activities

Cash provided by financing activities was $281.0 million during the year ended December 31, 2022, primarily resulting from $287.5 million of proceeds from the issuance of the 2027 Notes and $3.7 million of proceeds from the exercise of stock options, partially offset by $9.3 million of issuance costs in connection with the issuance of the 2027 Notes.

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

Valuation of Goodwill and Intangible Assets

Goodwill has indefinite useful life and is not amortized. Goodwill is tested for impairment at least annually on the first day of the fourth quarter, or more frequently if impairment indicators are present. Intangible assets with finite lives are amortized over their estimated useful lives and tested for impairment if indicators are present.

Goodwill

Our annual impairment assessment of goodwill is generally performed using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors such as actual and planned financial performance, that could impact the fair value of our reporting units.

If the results of the annual qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, or if interim indicators of impairment are identified, a quantitative impairment test is performed.

A quantitative impairment test involves comparing the fair value of a reporting unit with its carrying value. If the fair value is less than the carrying value, an impairment loss is recorded for an amount equal to the excess of the carrying value over the fair value. For goodwill, the impairment loss is limited to the amount of the respective reporting unit’s allocated goodwill. Determination of the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions including consideration of external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors such as actual and planned financial performance. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, margins and determination of appropriate market comparisons. It is possible that our conclusions regarding impairment of goodwill could change in future periods if, for example, our businesses do not perform as projected or overall economic conditions in future periods vary from current assumptions.

Our annual goodwill impairment test was performed as of October 1, 2022 using a qualitative assessment, the results of which indicated that it is more likely than not that the fair values of our reporting units exceeded their carrying values. No goodwill asset impairment charges were recorded as a result of our annual impairment test during the year ended December 31, 2022.

Intangibles assets

Most of our identifiable intangible assets were recognized as part of business combinations we executed in prior periods. Our identifiable intangible assets are considered definite life intangible assets and are primarily comprised of customer and vendor relationships, database, developed technology, trade names, and patents. Definite life intangible assets are amortized using the straight-line method over their estimated period of useful life.

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Refer to our the “Business Combinations” disclosure below. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that a market participant would have use. Should current conditions differ from management’s estimates at the time of the acquisition, including changes in future revenue, growth rates and margins, or changes in market factors outside of our control, such as discount rates could result in a material write-downs of our intangible assets, which would adversely affect our operating results.

We monitor events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. We review the carrying amounts of our intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators may include any significant changes in the manner of our use of the assets or the strategy of our overall business, certain restructuring initiatives, significant negative industry or economic trends and significant decline in our share price for a sustained period.

When such events or changes in circumstances occur, we compare the carrying amounts of the asset or assets groups with their respective estimated undiscounted future cash flows. If the asset or assets group are determined to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the asset or assets group exceed their fair value.

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Xometry, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xometry, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule, Schedule II - Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of goodwill triggering events for the U.S. reporting unit

As discussed in Notes 2, 13 and 17 to the consolidated financial statements, the goodwill balance as of December 31, 2022 was $258.0 million, all of which relates to the U.S. reporting unit. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

We identified the evaluation of the Company’s assessment of goodwill triggering events for the U.S. reporting unit as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of potential triggering events such as macroeconomic conditions, industry and market considerations, historical and forecasted financial results, market capitalization and events specific to the entity. Possible goodwill triggering events could have had a significant effect on the Company’s determination of whether further quantitative analysis of the reporting unit’s fair value was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s goodwill impairment assessment process, including the evaluation of potential triggering events. We evaluated the Company’s assessment by comparing actual financial performance of the reporting unit to historical projections of cash flows and assessed whether, and to what extent, the decline in the Company’s market capitalization was indicative of a decline in the fair value of the reporting unit. We evaluated the Company’s assessment of identified entity-specific events against our knowledge of entity-specific events impacting the reporting unit that we obtained through other audit procedures. We evaluated the Company’s assessment of identified macroeconomic conditions and industry and market considerations by comparing them to publicly available macroeconomic, industry and market information.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xometry, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xometry, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule, Schedule II - Valuation and Qualifying Accounts, (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the Company’s inability to timely perform an effective risk assessment related to the achievement of its control objectives in certain processes, primarily revenue and costs of revenue, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

March 16, 2023

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$65,662	$86,262
Marketable securities	253,770	30,465
Accounts receivable, less allowance for credit losses of $2.0 million and $0.8 million as of December 31, 2022 and 2021, respectively.	49,188	32,427
Inventory	1,571	2,033
Prepaid expenses	7,591	6,664
Other current assets	12,273	5,580
Total current assets	390,055	163,431
Property and equipment, net	19,079	10,287
Operating lease right-of-use assets	25,923	27,489
Investment in unconsolidated joint venture	4,068	4,198
Intangible assets, net	39,351	41,736
Goodwill	258,036	254,672
Other assets	413	773
Total assets	$736,925	$502,586
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,437	$12,718
Accrued expenses	33,430	30,905
Contract liabilities	8,509	7,863
Income taxes payable	3,956	—
Operating lease liabilities, current portion	5,471	5,549
Finance lease liabilities, current portion	—	2
Total current liabilities	63,803	57,037
Convertible notes	279,909	—
Operating lease liabilities, net of current portion	16,940	16,920
Long term income taxes payable	—	1,450
Deferred income taxes	429	18
Other liabilities	1,011	1,678
Total liabilities	362,092	77,103
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 44,822,264 shares and 43,998,404 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	623,081	597,641
Accumulated other comprehensive income (loss)	28	149
Accumulated deficit	(249,366)	(173,341)
Total stockholders’ equity	373,743	424,449
Noncontrolling interest	1,090	1,034
Total equity	374,833	425,483
Total liabilities and stockholders’ equity	$736,925	$502,586

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue	$381,053	$218,336	$141,406
Cost of revenue	233,487	161,195	108,120
Gross profit	147,566	57,141	33,286
Sales and marketing	83,222	39,422	22,567
Operations and support	48,572	23,683	14,111
Product development	31,013	17,780	12,186
General and administrative	57,992	34,942	12,046
Impairment of assets	824	—	1,592
Total operating expenses	221,623	115,827	62,502
Loss from operations	(74,057)	(58,686)	(29,216)
Other (expenses) income
Interest expense	(4,418)	(852)	(1,089)
Interest and dividend income	4,115	982	—
Other expenses	(2,183)	(2,866)	(780)
Income from unconsolidated joint venture	570	41	—
Total other income (expenses)	(1,916)	(2,695)	(1,869)
Loss before income taxes	(75,973)	(61,381)	(31,085)
Provision for income taxes	(36)	—	—
Net loss	(76,009)	(61,381)	(31,085)
Deemed dividend to preferred stockholders	—	—	(8,801)
Net income (loss) attributable to noncontrolling interest	16	(2)	—
Net loss attributable to common stockholders	$(76,025)	$(61,379)	$(39,886)
Net loss per share, basic and diluted	$(1.61)	$(2.33)	$(5.32)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	47,158,247	26,318,349	7,492,876

Comprehensive loss:
Foreign currency translation	$(81)	$(61)	$210
Total other comprehensive (loss) income	(81)	(61)	210
Net loss	(76,009)	(61,381)	(31,085)
Comprehensive loss	(76,090)	(61,442)	(30,875)
Comprehensive income attributable to noncontrolling interest	56	—	—
Total comprehensive loss attributable to common stockholders	$(76,146)	$(61,442)	$(30,875)

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balance, December 31, 2019	25,483,182	$121,156	7,289,571	$—	—	$—	—	$—	$4,512	$—	$(77,609)	$(73,097)	$—	$(73,097)
Repurchase of convertible preferred stock	(2,246,886)	(12,852)	—	—	—	—	—	—	(5,578)	—	(3,223)	(8,801)	—	(8,801)
Issuance of convertible preferred stock	4,522,645	52,409	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	466,211	—	—	—	—	—	563	—	(45)	518	—	518
Stock based compensation	—	—	—	—	—	—	—	—	1,006	—	—	1,006	—	1,006
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	210	—	210	—	210
Net loss	—	—	—	—	—	—	—	—	—		(31,085)	(31,085)	—	(31,085)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	210	(31,085)	(30,875)	—	(30,875)
Balance, December 31, 2020	27,758,941	160,713	7,755,782	—	—	—	—	—	503	210	(111,962)	(111,249)	—	(111,249)
Conversion of convertible preferred stock in connection with initial public offering	(27,758,941)	(160,713)	—	—	27,351,633	—	407,308	—	160,713	—	—	160,713	—	160,713
Exercise of common stock options	—	—	910,015	—	178,402	—	—	—	2,291	—	—	2,291	—	2,291
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)	—	6,396,951	—	2,268,846	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	24,242	—	—	—	40	—	—	40	—	40
Issuance of common stock in connection with the initial public offering, net of underwriters' discount	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263	—	325,263
Cost of initial public offering	—	—	—	—	—	—	—	—	(3,678)	—	—	(3,678)	—	(3,678)
Shared issued in business combinations	—	—	—	—	2,100,660	—	—	—	102,888	—	—	102,888	—	102,888
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	—	—	—	—	—	—	1,036	1,036
Donated common stock	—	—	—	—	40,266	—	—	—	2,226	—	—	2,226	—	2,226
Stock based compensation	—	—	—	—	—	—	—	—	7,395	—	—	7,395	—	7,395
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	—	—	—	(61,379)	(61,379)	(2)	(61,381)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(61)	(61,379)	(61,440)	(2)	(61,442)
Balance, December 31, 2021	—	—	—	—	43,998,404	—	2,676,154	—	597,641	149	(173,341)	424,449	1,034	425,483
Vesting of restricted stock units	—	—	—	—	72,968	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	684,916	—	—	—	3,715	—	—	3,715	—	3,715
Other common stock issued	—	—	—	—	5,577	—	—	—	281	—	—	281	—	281
Donated common stock	—	—	—	—	60,399	—	—	—	2,272	—	—	2,272	—	2,272
Stock based compensation	—	—	—	—	—	—	—	—	19,172	—	—	19,172	—	19,172
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	—	(121)	—	(121)	40	(81)
Net loss	—	—	—	—	—	—	—	—	—	—	(76,025)	(76,025)	16	(76,009)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(76,146)	56	(76,090)
Balance, December 31, 2022	—	$—	—	$—	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	$373,743	$1,090	$374,833

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(76,009)	$(61,381)	$(31,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,819	3,596	3,120
Impairment of assets	824	—	1,592
Reduction in carrying amount of right-of-use asset	7,236	1,056	1,045
Stock based compensation	19,172	7,395	1,006
Non-cash interest expense	—	111	320
Loss on debt extinguishment	—	272	—
Revaluation of contingent consideration	817	—	—
Loss (income) from unconsolidated joint venture	130	(41)	—
Donation of common stock	2,272	2,226	—
Losses on marketable securities	1,855	2,002	—
Loss on sale of property and equipment	47	20	—
Inventory write-off	133	—	(15)
Amortization of deferred costs on convertible notes	1,718	—	—
Deferred taxes benefit	(653)	(179)	—
Restructuring charge	1,549	—	—
Changes in other assets and liabilities:
Accounts receivable, net	(16,923)	(11,117)	(2,130)
Inventory	351	293	(956)
Prepaid expenses	(1,616)	(4,025)	(210)
Other assets	(7,016)	464	(469)
Accounts payable	(215)	5,215	(2,350)
Accrued expenses	403	(12,008)	8,569
Contract liabilities	515	(1,625)	518
Lease liabilities	(5,727)	(845)	(1,004)
Income taxes payable	743	—	—
Net cash used in operating activities	(62,575)	(68,571)	(22,049)
Cash flows from investing activities:
Purchase of marketable securities	(284,096)	(267,467)	—
Proceeds from sale of marketable securities	58,927	235,000	—
Purchase of short-term investments	—	—	(17,711)
Proceeds from short-term investments	—	—	28,571
Purchases of property and equipment	(13,650)	(6,262)	(4,190)
Proceeds from life insurance	—	627	—
Proceeds from sale of property and equipment	189	—	—
Cash paid for business combinations, net of cash acquired	—	(174,646)	—
Net cash (used in) provided by investing activities	(238,630)	(212,748)	6,670
Cash flows from financing activities:
Proceeds from issuance of Series A-2, Series B, Series C, Series D and Series E convertible preferred stock, net of issuance costs	—	—	52,409
Repurchase of Series A-2, Series B, Series C and Series D convertible preferred stock	—	—	(12,852)
Deemed dividend to preferred stockholders	—	—	(8,801)
Proceeds from initial public offering, net of underwriters' discount	—	325,263	—
Payments in connection with initial public offering	—	(3,678)	—
Proceeds from stock options exercised	3,715	2,291	518
Proceeds from term loan	—	—	4,000
Repayment of term loan	—	(16,136)	—
Proceeds from the exercise of warrants	—	40	—
Proceeds from issuance of convertible notes	287,500	—	—
Costs incurred in connection with issuance of convertible notes	(9,309)	—	—
Payment of contingent consideration	(932)	—	—
Proceeds from other borrowings	—	—	4,783
Repayment of other borrowings	—	—	(4,783)
Payments on finance lease obligations	(2)	(12)	(13)
Net cash provided by financing activities	280,972	307,768	35,261
Effect of foreign currency translation on cash and cash equivalents	(367)	(61)	(130)
Net (decrease) increase in cash and cash equivalents	(20,600)	26,388	19,752
Cash and cash equivalents at beginning of the year	86,262	59,874	40,122
Cash and cash equivalents at end of the year	$65,662	$86,262	$59,874
Supplemental cash flow information:
Cash paid for interest	$1,414	$907	$1,269
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	279	—	—
Non-cash consideration in connection with business combinations	(518)	2,339	—
Shares issued in business combinations	—	102,888	—
See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry is a global online marketplace connecting buyers with suppliers of manufacturing services, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry's corporate headquarters is located in North Bethesda, Maryland.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and aftermarket parts for its buyers.

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

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system, access to competitively priced tools, materials and supplies from leading brands and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and to a lesser extent SaaS based solutions to help suppliers optimize their productivity.

During 2022, we launched the Industrial Buying Engine™ (“IBE”), which helps customers source and purchase from the more than 500,000 suppliers on Thomasnet.com. The IBE digitizes the old and time-consuming request-for-quote process and allows buyer and suppliers to transact on Thomasnet. In addition, through IBE buyers can receive instant quotes from Xometry. We also introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.

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

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent, China and Japan, is the Euro, Yuan and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity.

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

(f)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts. These investments are stated at cost, which approximates fair value.

(g)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. Our marketable securities represent our investments in a short term bond fund and or money market fund. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the Company's marketable securities of $253.8 million and $30.5 million respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. During the years ended December 31, 2022 and 2021, the Company recorded losses of $1.9 million and $2.0 million, respectively related to these securities which is recorded in other expenses on the Consolidated Statements of Operations and Comprehensive Loss.

(h)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. Our accounts receivable do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. For buyers for which Xometry provides credit, the Company performs credit inquiries, including references checks, and queries credit ratings services and other publicly available information. Amounts collected on accounts receivable are included in net cash provided by operating activities in the statements of cash flows. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. The Company reviews its valuation allowance monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2022	2021	2020

Allowance for credit losses
Balance at beginning of year, January 1	$809	$569	$378
Charge to provision accounts	1,324	295	315
Recoveries or other	(145)	(55)	(124)
Balance at year end, December 31	$1,988	$809	$569

(i)
Inventory

Inventory consists primarily of work-in-progress, tools, raw materials and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts, if needed.

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $11.5 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

No impairment loss on our investment in unconsolidated joint venture was recognized during the years ended December 31, 2022 and 2021.

(l)
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

Revenue is shown net of estimated returns, refunds, and allowances. At December 31, 2022 and 2021, the Company has a provision for estimated returns, refunds or allowances of $0.3 million and $0.2 million, respectively.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are derived from payments received at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2020	$2,355
Acquired contract liabilities	6,634
Revenue recognized	(126,997)
Payments received in advance	125,871
Contract liabilities at December 31, 2021	7,863
Revenue recognized	(171,709)
Payments received in advance	172,355
Contract liabilities at December 31, 2022	$8,509

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2022 and 2021, we recognized approximately $4.9 million and $0.5 million, respectively of amortization related to deferred sales commissions. As of December 31, 2022 and 2021, the Company had deferred sales contract acquisition costs of $3.3 million and $5.3 million, respectively which is classified in other current assets on the Consolidated Balance Sheets.

(m)
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

(n)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities (net of current portion) in the Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above. For leases with terms of twelve months or less, the Company does not recognize ROU assets or lease liabilities on the Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Consolidated Balance Sheets.

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

(o)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the years ended December 31, 2022, 2021 and 2020, the Company’s advertising costs were $33.5 million, $20.7 million and $12.0 million, respectively.

(p)
Operations and Support

Operations and support expenses are the costs the Company incurs in support of the customers and suppliers on Xometry’s platforms which are provided by phone, email and chat for purposes of resolving customer and supplier related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering customer and supplier services.

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

(s)
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

(w)
Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to 17 years. Xometry reviews definite-lived intangible assets for impairment under the long-lived asset model described in Property and Equipment and Long-Lived Assets above.

(x)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of December 31, 2022 and 2021, the Company's goodwill is attributable to the U.S. reporting unit. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors assessed may include the following: (i) significant changes in the manner of our use of the assets or the strategy of our overall business, (ii) certain restructuring initiatives, (iii) significant negative industry or economic trends and (iv) significant decline in our share price for a sustained period. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to the quantitative assessment. During the years ended December 31, 2022 and 2021, the Company performed its qualitative assessment and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values.

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

(y)
Recently Issued Accounting Standards

New Accounting Adopted during the Year Ended December 31, 2022

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives, and modifies the diluted earnings per share calculations for convertible instruments. We adopted ASU 2020-06 on January 1, 2022. As a result of the adoption of ASU 2020-06, the convertible notes issued in February 2022 were considered to be debt with no allocation to equity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“Topic 326”), Measurement of Credit Losses on Financial Instruments. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 was originally effective for the Company on January 1, 2023 given our Emerging Growth Company status. We lost our Emerging Growth Company status on January 1, 2023. Therefore, the Company applied Topic 326 on July 1, 2022. The adoption of Topic 326 on July 1, 2022 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

For 2022 and 2021, no one customer accounted for more than 10% of the Company's revenues. As of December 31, 2022 and 2021, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4)
Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021

Raw materials	$119	$105
Work-in-progress	675	1,324
Tools inventory	477	365
Finished goods	300	239
Total	$1,571	$2,033

(5)
Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of December 31, 2022 and 2021 (in thousands):

		December 31,	December 31,
	Useful Life	2022	2021

Technology hardware	3 years	$2,927	$2,220
Manufacturing equipment	5 years	2,892	2,946
Capitalized software development	3 years	24,343	13,126
Patent	17 years	—	157
Leasehold improvements	Shorter of useful life or lease term	1,345	1,222
Furniture and fixtures	7 years	1,705	1,155
Total		33,212	20,826
Less accumulated depreciation		(14,133)	(10,539)
Property and Equipment, net		$19,079	$10,287

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$82	$104	$230
Sales and marketing	-	11	23
Operations and support	57	155	193
Product development	3,158	2,655	1,543
General and administrative	700	207	298
Total depreciation expense	$3,997	$3,132	$2,287

During the year ended December 31, 2022, the Company recorded impairments of approximately $0.8 million related to abandoned software projects that were previously in development, furniture, fixtures and equipment and/or other assets to be disposed. During the year ended December 31, 2022, $0.5 million of these impairments were recorded in our U.S. reporting segment and $0.3 million of these impairments were recorded in our International reporting segment. No impairments were recorded on our property and equipment during the years ended December 31, 2021 and 2020.

(6)
Leases

The Company leases its offices under non-cancelable lease agreements which expire between 2023 and 2029. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and the associated potential option payments are excluded from the lease payments. Under such arrangements, the Company recognizes an ROU asset and lease liability on the Consolidated Balance Sheets. Variable rent may include items such as common area maintenance and real estate taxes.

The Company subleases a portion of its office in New York City to three other companies (the “Sublessees”). The Sublessees pay the Company a portion of the rent under the existing lease with the landlord (the “Head Lease”), the Company was not relieved from its legal obligation to the landlord under the Head Lease. Accordingly, an operating lease liability and an operating lease ROU asset was reflected on the Company’s Consolidated Balance Sheets related to the Head Lease.

Operating lease expense for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$82	$93	$196
Operations and support	-	137	—
General and administrative	7,706	1,512	1,024
Total operating lease expense	$7,788	$1,742	$1,220

Our lease costs for the year ended December 31, 2022 are presented below (in thousands):

Year Ended December 31,
2022
Lease costs:
Operating lease costs	$6,805
Variable lease costs	1,083
Short-term lease costs	160
Amortization of in-place lease intangible assets	386
Amortization of in place lease asset - below market	1,332
Sublease income	(1,978)
Total operating lease cost	$7,788

Our lease costs for the years ended December 30, 2021 and 2020, were primarily operating lease costs.

The following table includes supplemental cash and non-cash information related to Xometry’s leases during 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,472	$1,600	1,222
Financing cash flows from financing leases	2	12	13
Right of use assets obtained in exchange for lease obligations:	5,730	26,706	95
Reduction to right of use assets resulting from reductions to lease obligations:	(67)	(84)	—

The increase in our ROU assets at December 31, 2022, as compared to December 31, 2021, is primarily due to our new lease in North Bethesda, Maryland and new and/or amended leases in Europe. The increase in our ROU lease assets at December 31, 2021, as compared to December 31, 2020, is primarily related to our acquisitions during the fourth quarter of 2021, see Note 13 - Acquisitions.

Xometry’s aggregate annual lease obligations at December 31, 2022 are as follows (in thousands):

Operating Leases
2023	$6,418
2024	7,461
2025	6,512
2026	1,356
2027	1,118
Thereafter	2,159
Total undiscounted lease obligations	25,024
Less imputed interest	(2,613)

Net lease obligations	$22,411

The following are the remaining weighted average lease terms and discount rates for Xometry’s leases as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term (in years)	3.76	3.83
Weighted average discount rate	4.78%	4.05%

(7)
Common Stock

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

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval by our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2022 and 2021, the Company donated 60,399 and 40,266 shares of its Class A common stock, respectively, to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $2.3 million and $2.2 million which is recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

Shares of Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects, including but not limited to dividends and distributions, liquidation rights, change of control transactions, subdivisions and combinations, no preemptive or similar rights, and conversion. Class B common stock may be converted to Class A common stock, at any time or from time to time as provided for in the certificate of incorporation. No Class B common stock were converted to Class A common stock during 2022.

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

(9)
Stock Based Compensation

In 2014, the Company adopted a stock compensation plan (the “2014 Equity Incentive Plan”) pursuant to which the Company may grant stock options, stock purchase rights, restricted stock awards, or stock awards to employees, directors and consultants (including prospective employees, directors, and consultants). This plan was terminated in February 2016. No additional awards may be granted under the 2014 Equity Incentive Plan, however, outstanding awards continue in full effect in accordance with their existing terms.

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

In connection with the IPO on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. ISOs may be granted only to Xometry employees, including Xometry officers, and the employees of Xometry affiliates. All other awards may be granted to Xometry employees, including our officers, Xometry non-employee directors and consultants and the employees and consultants of Xometry affiliates.

As of December 31, 2022, there were 5,032,332 shares available for the Company to grant under the 2021 Equity Incentive Plan.

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

The weighted average assumptions for the year ended December 31, 2022 and 2021 are provided in the following table.

	Year Ended December 31,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	67%	53%
Expected term (years)	5.9	6.1
Risk-free interest rate	2.2%	1.1%
Fair value of share	$37.60	$26.96

A summary of the status of the Company’s stock option activity and the changes during the years then ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2019	2,620,527	$2.16	8.3
Granted	1,144,457	3.98	9.1
Exercised	(465,668)	1.16	4.8
Forfeited	(131,129)	2.68	—
Expired	(15,413)	1.46	—
Balance at December 31, 2020	3,152,774	2.97	8.3

Exercisable at December 31, 2020	1,193,301	2.14	7.2
Balance at December 31, 2020	3,152,774	2.97	8.3
Granted	1,393,431	12.24	—
Exercised	(1,101,539)	2.07	—
Forfeited	(148,304)	7.88	—
Expired	(9,492)	2.65	—
Balance at December 31, 2021	3,286,870	6.98	8.4

Exercisable at December 31, 2021	987,622	3.35	7.5
Balance at December 31, 2021	3,286,870	6.98	8.4	$145.5
Granted	377,253	37.60	—	—
Exercised	(682,958)	5.53	—	—
Forfeited	(137,413)	8.18	—	—
Expired	(2,333)	7.57	—	—
Balance at December 31, 2022	2,841,419	11.33	7.7	$61.4
Exercisable at December 31, 2022	1,391,047	6.09	7.2	$36.4

The weighted average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $22.94, $26.23 and $1.79, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $25.1 million, $19.0 million and $1.6 million, respectively.

At December 31, 2022 and 2021, there was $20.1 million and $21.4 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the 2021 and 2016 Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of approximately two years and three years as of December 31, 2022 and 2021, respectively.

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

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the year ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2020	—	$—	$—
Granted	193,722	64.02	—
Vested	(1,954)	73.17	—
Forfeited and cancelled	(5,288)	63.58	—
Unvested RSUs as of December 31, 2021	186,480	63.94	9.6
Granted	917,661	42.54	—
Vested	(73,018)	59.02	—
Forfeited and cancelled	(155,221)	50.15	—
Unvested RSUs as of December 31, 2022	875,902	44.37	28.2

At December 31, 2022 and 2021, there was approximately $31.2 million and $10.7 million, respectively of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of three years and four years at December 31, 2022 and 2021, respectively. No restricted stock units were granted in 2020.

Total stock-based compensation cost for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Sales and marketing	$3,875	$1,223	$156
Operations and support	6,886	2,659	259
Product development	4,300	1,744	375
General and administrative	4,111	1,769	216
Total stock compensation expense	$19,172	$7,395	$1,006

(10)
Income Taxes

For the year ended December 31, 2022 the Company has income tax expense of less than $0.1 million. The Company had no current or deferred income tax benefit or expense in the U.S. or outside the U.S. for the years ended December 31, 2021 and 2020. This estimated annual effective tax rate of 0% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal tax statutory rate	21%	21%	21%
Foreign rate difference	2	1	3
Permanent difference: stock based compensation	3	1	—
Permanent difference: other	(2)	(1)	—
Goodwill impairment	—	—	(2)
Valuation allowance	(24)	(22)	(22)
	—%	—%	—%

Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Deferred compensation	$3,392	$2,403
Leases	4,913	3,587
Sec. 163(j) interest limitation carryforward	1,521	526
Allowance for doubtful accounts	501	424
Fixed assets	410	240
Charitable contributions	1,051	548
Unrealized losses	—	501
Other	1,346	530
Net operating loss	63,755	54,570
Total deferred tax assets	76,889	63,329
Less valuation allowance	(60,435)	(47,310)
Total deferred tax assets, net	$16,454	$16,019
Deferred tax liabilities:
Leases	$(5,886)	$(4,729)
Deferred sales commissions	(1,409)	(1,406)
Acquisition costs and intangibles	(9,576)	(9,884)
Other	(12)	—
Total deferred tax liabilities	(16,883)	(16,019)
Net deferred tax (liability) asset	$(429)	$—

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

As of December 31, 2022, and 2021, the Company had a valuation allowance of $60.4 million and $47.3 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of its foreign subsidiaries. The increase in the valuation allowance during 2022 is primarily related to the pre-tax losses generated in the U.S and non-U.S. operations.

Net Operating Loss and Credit Carryforwards

As of December 31, 2022, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $224.6 million available to reduce future income subject to income taxes before limitations. As of December 31, 2022, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiaries of $33.8 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $71.9 million will begin to expire, if not utilized, in 2023. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. Under the provisions of U.S. Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation in the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income.

During 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas subsidiary net operating loss carryforward of $58.4 million. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

Uncertain Tax Positions

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. Our gross unrecognized tax benefits related to uncertain tax positions were not material to the Company's financial position or operations for all comparable periods.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities. The Company is not currently under examination by any tax jurisdiction for federal or state income taxation.

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

	Year Ended December 31,
	2022	2021	2020
Net loss	$(76,009)	$(61,381)	$(31,085)
Deemed dividend to preferred stockholders	—	—	(8,801)
Net income (loss) attributable to noncontrolling interest	16	(2)	—
Net loss attributable to common stockholders	$(76,025)	$(61,379)	$(39,886)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	47,158,247	26,318,349	7,492,876
Net loss per share attributable to common stockholders, basic and diluted	$(1.61)	$(2.33)	$(5.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	December 31,
	2022	2021
Stock options outstanding	2,841,419	3,286,870
Unvested restricted stock units	875,902	186,480
Warrants outstanding	87,784	87,784
Shares reserved for charitable contribution	301,993	362,392
Convertible notes	5,123,624	—
Total shares	9,230,722	3,923,526

(12)
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

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. Interest payment are due on February 1 and August 1. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

December 31,
2022
Principal	$287,500
Unamortized debt discount	(7,044)
Unamortized debt issuance costs	(547)
Net carrying value	$279,909

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

Year Ended December 31,
2022
Coupon interest	$2,606
Amortization of debt discount	1,582
Amortization of transaction costs	136
Total interest expense	$4,324

The Company estimates the fair value of the 2027 Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	December 31, 2022
	Carrying Value	Fair Value
2027 Notes	$279,909	$257,671	(1)

(1) The fair value is estimated using a discounted cash flow analysis, using interest rate that we believe are offered for similar borrowings (a Level 3 measurement).

Term Loan Facility

The Company was party to an amended and restated loan and security agreement ("Amended Loan and Security Agreement") with Hercules Capital, Inc. (“Hercules”) for a term loan ("the Term Loan Facility"). Under the Amended Loan and Security Agreement, effective January 30, 2020, the Company could borrow up to $15 million under the Term Loan Facility, all of which became available to the Company immediately on the agreement date. On July 9, 2021, the Company repaid the full amount of its term loan with Hercules with proceeds from the IPO (see Note 7). In connection with the debt extinguishment, the Company paid Hercules $16.1 million and recorded a loss on debt extinguishment of approximately $0.3 million.

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

Restructuring

In December 2022, we initiated a restructuring action to help manage our operating expenses by reducing our workforce by approximately 6%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the year ended December 31, 2022, we incurred $1.5 million for employee termination costs related to this restructuring. The majority of these costs will be paid by the Company in the first quarter of 2023.

The following table shows the total amount incurred and the liability, which is recorded in accrued expenses in the Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2022 (in thousands):

Employee Termination Benefits

Accrued restructuring costs as of December 31, 2021	$—
Restructuring costs incurred during the year ended December 31, 2022	1,549
Amount paid during the year ended December 31, 2022	—
Accrued restructuring costs as of December 31, 2022	$1,549

The following table shows the total restructuring costs incurred during the year ended December 31, 2022 (in thousands):

For the Year Ended December 31,
2022

Sales and marketing	$506
Operations and support	432
Product development	458
General and administrative	153
Total restructure charge	$1,549

Defined Contribution Plans

We sponsor a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions up to 6% of eligible income. Our total matching contribution to the 401(k) Plan was $1.6 million, $0.7 million and $0.4 million for the years ending December 31, 2022, 2021 and 2020, respectively.

(13)
Acquisitions

Big Blue Saw

On November 1, 2021, the Company acquired Big Blue Saw LLC ("Big Blue Saw") subject to an Asset Purchase Agreement. The acquisition of Big Blue Saw extended our marketplace capabilities in water jet and laser cutting. The Company accounted for the acquisition as a business combination. The goodwill of $2.1 million arising from the acquisition of Big Blue Saw related to certain expected synergies which includes improved pricing capabilities. This goodwill which is included in our U.S. reporting segment is deductible for tax purposes. The aggregate non-contingent portion of the purchase price was $1.5 million and was paid in cash and Class A common stock on the acquisition date. In addition, the purchase price includes a contingent consideration arrangement to the former owner of Big Blue Saw up to a maximum amount of $1.0 million (undiscounted) in two installments on the first and second anniversary of the acquisition and is based on client conversions. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probably weighted assumptions about client conversions.

During the year ended December 31, 2022, the Company recorded an approximate $54,000 increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Consolidated

Statements of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition using a similar methodology as described above. As of December 31, 2022, and December 31, 2021, the total contingent consideration had a fair value of $0.4 million and $0.9 million, respectively. In December 2022, the Company paid the first installment payment of $0.5 million to the former owner of Big Blue Saw.

The Company performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Big Blue Saw during the fourth quarter of 2021. The Company completed its valuation of the acquired assets and liabilities during the second quarter of 2022 and finalized the settlement of the working capital during the fourth quarter of 2022. The settlement of the working capital in the fourth quarter of 2022 was not material.

The following table (in thousands) summarizes the consideration paid for Big Blue Saw and the final fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$1,201
Fair value of Class A common stock	250
Fair value of contingent consideration	859
Fair value of consideration	2,310
Acquisition costs included in general and administrative for the year ended December 31, 2021	17
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	125
Property and equipment	206
Right-of-use asset	105
Lease liability	(105)
Current liabilities	(109)
Total identifiable net assets assumed	222
Goodwill	2,088
Total	$2,310

FactoryFour

On November 5, 2021, the Company acquired FactoryFour subject to an Asset Purchase Agreement. FactoryFour provides SaaS based solution to help manufacturers in the Xometry marketplace improve lead times and make strong, data-driven decisions through real-time production tracking. The Company accounted for the acquisition as a business combination. The goodwill of $5.0 million arising from the acquisition of FactoryFour related to certain expected synergies which includes our ability to offer a wider range of products to sellers on our platform. This goodwill which is included in our U.S. reporting segment is deductible for tax purposes. The aggregate non-contingent portion of the purchase price was $3.3 million and was paid in cash and Class A common stock on the acquisition date. In addition, the purchase price includes a contingent consideration arrangement to the former owners of FactoryFour up to a maximum amount of $2.5 million (undiscounted) in three installments on the first, second and third anniversary of the acquisition and is based on gross total orders. The initial fair value of the contingent consideration of $1.5 million was estimated by applying an option pricing model. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate, (b) time to expiration, (c) stock price, (d) hurdle rate, (e) risk free rate, (f) volatility, (g) dividend rate and (f) assumptions about gross total orders.

During the year ended December 31, 2022, the Company recorded an approximate $0.8 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition. To estimate the current fair value, we applied an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about gross total orders. As of December 31, 2022 and 2021, the total contingent consideration had a fair value of $1.5 million and $1.5 million, respectively. In December 2022, the Company paid the first installment payment of $0.8 million to the former owners of FactoryFour.

The Company performed its initial valuation analysis of the fair market value of the acquired assets and liabilities of FactoryFour during the fourth quarter of 2021. The Company finalized its valuation analysis in the first quarter of 2022. No changes to the initial purchase price allocation were made during 2022.

The following table (in thousands) summarizes the consideration paid for FactoryFour and the fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$2,167
Fair value of Class A common stock	1,139
Fair value of contingent consideration	1,470
Fair value of consideration	4,776

Acquisition costs included in general and administrative for the year ended December 31, 2021	18
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	234
Property and equipment	28
Intangible asset - developed technology	140	(1)
Right-of-use asset	1,044
Lease liability	(1,044)
Current liabilities	(658)
Total identifiable net assets assumed	(256)
Goodwill	5,032
Total	$4,776

(1) The useful life of the acquired developed technology is 3 years.

The acquisitions of Big Blue Saw and FactoryFour were not considered material individually or in the aggregate to the Company for the periods presented, and therefore, proforma information has not been presented.

Thomas

On December 9, 2021, the Company acquired Thomas subject to an Agreement and Plan of Merger. Xometry leverages Thomas’ marketing and data services to deliver a suite of end-to-end services for suppliers with additional financial services and digital marketing products. The Company accounted for the acquisition as a business combination. The goodwill of $250.1 million arising from the acquisition of Thomas related to certain expected synergies which includes growing buyers and suppliers, expanding into new categories and enhancing supplier services. This goodwill, which is included in our U.S. reporting segment, is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $275.8 million and was paid in cash and Class A common stock on the acquisition date.

During the year ended December 31, 2022, the Company recognized measurement period adjustments primarily related to certain other assets, lease intangibles and tax liabilities which resulted in additional goodwill of approximately $3.9 million. The Company also recognized within current assets $4.8 million of indemnity receivables from the Thomas seller. A portion of the deferred tax liability of $0.6 million which was recognized on the acquisition date was subsequently recognized into income during the year ended December 31, 2022. The Company completed its valuation of the acquired assets and liabilities during the fourth quarter of 2022.

The following table (in thousands) summarizes the consideration paid for Thomas and the fair value of the assets acquired and liabilities assumed on the acquisition date:

	Previously Reported	Purchase Price Allocation
	As of	Measurement Period
	December 31, 2021	Adjustments	As Adjusted
Consideration:
Cash	$174,838	$(518)	$174,320
Fair value of Class A common stock	101,499	—	101,499
Fair value of consideration	276,337	(518)	275,819

Acquisition costs included in general and administrative for the year ended December 31, 2021			5,661
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	18,244	(1,833)	16,411
Property and equipment	890	—	890
Intangible assets	40,400	1,444	41,844
Right-of-use assets	24,130	—	24,130
Other long-term assets	250	(206)	44
Investment in unconsolidated joint venture	4,156	—	4,156
Lease liabilities	(18,690)	—	(18,690)
Deferred tax liability	—	(1,083)	(1,083)
Income taxes payable	(1,647)	(1,696)	(3,343)
Other long-term liabilities	(281)	—	(281)
Contract liabilities	(6,634)	(111)	(6,745)
Current liabilities	(30,183)	(397)	(30,580)
Noncontrolling interest	(1,036)	—	(1,036)
Total identifiable net assets assumed	29,599	(3,882)	25,717
Goodwill	246,738	3,882	250,102
Total	$276,337	$—	$275,819

The following table (in thousands) summarizes the fair value of the identifiable intangible assets:

	Total	Estimated life
Customer relationships	$36,600	15
Database	2,400	5
Trade name	800	10
Developed technology	600	5
Lease intangible assets	1,444	4
Total intangible assets	$41,844

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

	For the Year Ended December 31,
	2021	2020
	(unaudited)
Revenue	$280,790	$206,095
Net loss attributable to common stockholders	(61,852)	(43,159)

(14)
Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) International. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments, whose products and offerings are generally the same, are managed separately based on geography. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer. The Company evaluates the performance of the operating segments primarily based on revenue and segment “profits/loss” which is largely the results of the segment before income taxes. The Company has not allocated certain general and administrative expenses to the International segment. The Company’s CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Segment Revenue
U.S.	$347,842	$202,034	$138,272
International	33,211	16,302	3,134
Total	$381,053	$218,336	$141,406

Segment Interest Expense
U.S.	$(4,396)	$(716)	$(1,089)
International	(22)	(136)	—
Total	$(4,418)	$(852)	$(1,089)

Segment Interest and Dividend Income
U.S.	$4,096	$982	$—
International	19	—	—
Total	$4,115	$982	$—

Segment Income from Unconsolidated Joint Venture
U.S.	$570	$41	$—
International	—	—	—
Total	$570	$41	$—

	Year Ended December 31,
	2022	2021	2020
Segment Depreciation and Amortization
U.S.	$7,332	$3,208	$2,389
International	487	388	731
Total	$7,819	$3,596	$3,120

Segment Impairments
U.S.	$513	$—	$83
International	311	—	1,509
Total	$824	$—	$1,592

Segment Losses
U.S.	$(58,758)	$(51,230)	$(22,130)
International	(17,267)	(10,149)	(8,955)
Total	$(76,025)	$(61,379)	$(31,085)

	Year Ended December 31,
	2022	2021
Segment Property and Equipment
U.S.	$16,451	$9,057
International	2,628	1,230
Total	$19,079	$10,287

	Year Ended December 31,
	2022	2021	2020
Segment Expenditures for Property and Equipment (1)
U.S.	$11,789	$5,636	$3,671
International	1,861	626	519
Total	$13,650	$6,262	$4,190

1 - Includes software development costs.

(15)
Disaggregated Revenue and Cost of Revenue Information

The following table present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue is presented in the following tables for the year ended December 31, 2022 (in thousands, supplier service revenue for the year ended December 31, 2021, was not considered material):

For The Year Ended December 31,
Marketplace	2022
Revenue	$303,134
Cost of revenue	216,336
Gross Profit	$86,798

Supplier Services
Revenue	$77,919
Cost of revenue	17,151
Gross Profit	$60,768

(16)
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

(17)
Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	December 31, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$2,638	$34,014
Trade Names	10	841	97	744
Developed Technology	5	739	182	557
Vendor Relationships	15	1,267	299	968
Database	5	2,400	510	1,890
Patents	17	157	42	115
Subtotal intangible assets		42,056	3,768	38,288
In-place Lease Intangible Asset	4	548	143	405
Above Market Lease Intangible Asset	4	896	238	658
Total intangible assets		$43,500	$4,149	$39,351

	December 31, 2021
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$37,139	$674	$36,465
Trade Names	9	973	147	826
Developed Technology	4	1,502	605	897
Vendor Relationships	15	1,404	226	1,178
Database	5	2,400	30	2,370
Total intangible assets		$43,418	$1,682	$41,736

At least annually, we evaluate intangible long-lived assets for impairment. During 2022 and 2021, no impairments were recorded on our intangible long-lived assets. During 2020, we recognized $0.1 million of impairment related to an intangible asset (a tradename) that Xometry ceased using in our U.S. reporting unit and wrote down the tradename to zero, its estimated fair value. The Company’s estimate of fair value considered discounted future cash flows associated with future use of the tradename (Level 3).

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2022	2021

Balance as of January 1:
Gross goodwill	$257,746	$3,907
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	254,672	833
Goodwill adjustment during the year(1)	3,364	253,839
Net goodwill as of December 31, 2022, and December 31, 2021	$258,036	$254,672

(1) See Note 13 - Acquisitions.

During 2020 our goodwill impairment analysis indicated that our International reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. The underperformance of the International reporting unit relative to its expected performance drove the decline in the fair value of the reporting unit. As a result, during the year ended December 31, 2020, Xometry recorded a pretax charge to reduce the carrying value of goodwill by $1.5 million. As of December 31, 2022 and 2021, Xometry’s goodwill of $258.0 million and $254.7 million, respectively, is part of Xometry’s U.S. operating segment.

Aggregate amortization expense for amortizing intangibles assets was $3.4 million, $0.5 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, estimated amortization expense for intangible assets and lease intangible assets for the next five years is: $3.6 million in 2023, $3.6 million in 2024, $3.6 million in 2025, $3.2 million in 2026, and $2.6 million in 2027 and $22.8 million thereafter.

Amortization expense for the year ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Sales and marketing	$3,102	289	642
Operations and support	-	-	3
Product development	325	166	177
General and administrative (1)	9	9	11
Total	$3,436	$464	$833

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

(18)
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

During the year ended December 31, 2022, the Company received dividends from IM, LLC of $0.7 million which were recorded as a reduction to our investment in unconsolidated joint venture on our Consolidated Balance Sheets. No dividends were received during the year ended December 31, 2021. During the year ended December 31, 2022, the Company paid IM, LLC $0.2 million. During the year ended December 31, 2021, the Company did not pay material amounts to IM, LLC.

(19)
Subsequent Event

On January 2, 2023, the Company acquired 100% of the equity of Tridi Teknoloj A.S. ("Tridi") located in Istanbul, Turkey subject to a Share Purchase Agreement. The acquisition of Tridi extended our marketplace capabilities in Europe by opening a vast array of affordable suppliers. Tridi operates an online marketplace for manufacturing with the ability to serve all of Europe within a 24-hour turn around period. The Company accounted for the acquisition as a business combination. The aggregate non-contingent portion of the purchase price was approximately $3.8 million. In addition, the purchase price includes a contingent consideration arrangement to the former owners of Tridi up to a maximum amount of $1.25 million (undiscounted) in Class A common shares in two installments on the first and second anniversary of the acquisition and is based on the achievement of certain revenue targets. During the year ended December 31, 2022, the Company recognized approximately $0.3 million of acquisition costs which are recorded in general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Loss.

Schedule II—Valuation and Qualifying Accounts

The table below details the activity of the allowance for doubtful accounts, for the years ended December 31, 2022 2021, and 2020 (in thousands):

Year ended December 31, 2022	Balance Beginning of Period	Charged to Provision Accounts	Deduction or Other	Balance at End of Period
Allowance for doubtful accounts:
Accounts receivable	$809	$1,324	$(145)	$1,988
Year ended December 31, 2021
Allowance for doubtful accounts:
Accounts receivable	$569	$295	$(55)	$809
Year ended December 31, 2020
Allowance for doubtful accounts:
Accounts receivable	$378	$315	$(124)	$569

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness that existed in our internal control over financial reporting as described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

We did not identify any misstatements to the consolidated financial statements as of and for the year ended December 31, 2022 because of the material weakness described below.

However, during our implementation of internal control over financial reporting (Sarbanes-Oxley Act of 2002, or “SOX”), we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On December 9, 2021, the Company completed its acquisition of Thomas Publishing, Inc. (“Thomas”). The additional workload on our resources to integrate Thomas contributed to the Company’s inability to timely perform an effective risk assessment related to the achievement of its control objectives in certain processes, primarily revenue and costs of revenue. As a result, we were unable to design and operate effective process-level controls as of December 31, 2022.

We did not identify any misstatements to the consolidated financial statements as of and for the year ended December 31, 2022 because of the material weakness described above.

Management’s Plan to Remediate the Material Weakness

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, now that Thomas has been fully integrated, we have improved our review processes over risk assessment, which also includes the documentation to support the operating effectiveness of our controls. While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our

Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “—Material Weakness in Internal Control Over Financial Reporting” and “—Management’s Plan to Remediate the Material Weakness,” there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

We have adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on the “Investors–Corporate Governance” section of our website at www.xometry.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

4.3	Description of Registered Securities (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on March 18, 2022).
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

10.10

Seventh Amended and Restated Investor Rights Agreement, dated July 20, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

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

* Filed herewith.

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+ Management contract or compensatory plan, contract or arrangement.

† We have omitted the schedules to this Exhibit in accordance with Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Bethesda, State of Maryland, on March 16, 2023.

Xometry, Inc.

Date: March 16, 2023	By:	/s/ Randolph Altschuler
Name: Randolph Altschuler
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randolph Altschuler	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Randolph Altschuler

/s/ James Rallo	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
James Rallo

/s/ Laurence Zuriff	Co-Founder, Managing Director Donor Advised Fund and Director	March 16, 2023
Laurence Zuriff

/s/ George Hornig	Chairman of the Board and Director	March 16, 2023
George Hornig

/s/ Emily Rollins	Director	March 16, 2023
Emily Rollins

/s/ Deborah Bial	Director	March 16, 2023
Deborah Bial

/s/ Fabio Rosati	Director	March 16, 2023
Fabio Rosati

/s/ Katharine Weymouth	Director	March 16, 2023
Katharine Weymouth /s/ Ranjana Clark	Director	March 16, 2023
Ranjana Clark