Form 10-Q
period 2023-03-31
Xometry, Inc.
filed 2023-05-10
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 45,168,110 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$39,705	$65,662
Marketable securities	256,458	253,770
Accounts receivable, less allowance for credit losses of $1.9 million and $2.0 million as of March 31, 2023 and December 31, 2022	52,217	49,188
Inventory	1,444	1,571
Prepaid expenses	7,055	7,591
Other current assets	15,897	12,273
Total current assets	372,776	390,055
Property and equipment, net	21,597	19,079
Operating lease right-of-use assets	24,303	25,923
Investment in unconsolidated joint venture	4,134	4,068
Intangible assets, net	39,041	39,351
Goodwill	262,441	258,036
Other assets	385	413
Total assets	$724,677	$736,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,320	$12,437
Accrued expenses	32,121	33,430
Contract liabilities	9,974	8,509
Income taxes payable	4,113	3,956
Operating lease liabilities, current portion	6,256	5,471
Total current liabilities	64,784	63,803
Convertible notes	280,375	279,909
Operating lease liabilities, net of current portion	15,500	16,940
Deferred income taxes	406	429
Other liabilities	1,260	1,011
Total liabilities	362,325	362,092
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 45,098,314 shares and 44,822,264 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	628,808	623,081
Accumulated other comprehensive income	159	28
Accumulated deficit	(267,710)	(249,366)
Total stockholders’ equity	361,257	373,743
Noncontrolling interest	1,095	1,090
Total equity	362,352	374,833
Total liabilities and stockholders’ equity	$724,677	$736,925

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenue	$105,326	$83,671
Cost of revenue	65,957	50,732
Gross profit	39,369	32,939
Sales and marketing	22,439	19,285
Operations and support	12,608	12,358
Product development	8,125	7,290
General and administrative	15,957	12,959
Impairment of assets	27	—
Total operating expenses	59,156	51,892
Loss from operations	(19,787)	(18,953)
Other (expenses) income
Interest expense	(1,198)	(769)
Interest and dividend income	2,695	96
Other income (expenses)	17	(962)
Income from unconsolidated joint venture	66	34
Total other income (expenses)	1,580	(1,601)
Loss before income taxes	(18,207)	(20,554)
(Provision) benefit for income taxes	(136)	559
Net loss	(18,343)	(19,995)
Net income attributable to noncontrolling interest	1	17
Net loss attributable to common stockholders	$(18,344)	$(20,012)
Net loss per share, basic and diluted	$(0.38)	$(0.43)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	47,699,561	46,789,585

Comprehensive loss:
Foreign currency translation	$135	$(28)
Total other comprehensive income (loss)	135	(28)
Net loss	(18,343)	(19,995)
Comprehensive loss	(18,208)	(20,023)
Comprehensive income attributable to noncontrolling interest	5	34
Total comprehensive loss attributable to common stockholders	$(18,213)	$(20,057)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2023 and 2022

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	$373,743	$1,090	$374,833
Exercise of common stock options	82,909	—	—		483	—	—	483	—	483
Vesting of Restricted Stock Units	169,446	—	—	—	—	—	—	—	—	—
Other common stock issued	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	20,133	—	—	—	370	—	—	370	—	370
Stock based compensation	—	—	—	—	4,694	—	—	4,694	—	4,694
Comprehensive income
Foreign currency translation	—	—	—	—	—	131	—	131	4	135
Net (loss) income	—	—	—	—	—	—	(18,344)	(18,344)	1	(18,343)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(18,213)	5	(18,208)
Balance, March 31, 2023	45,098,314	$—	2,676,154	$—	$628,808	$159	$(267,710)	$361,257	$1,095	$362,352

Balance, December 31, 2021	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	$424,449	$1,034	$425,483
Exercise of common stock options	246,263	—	—	—	1,263	—	—	1,263	—	1,263
Stock based compensation	—	—	—	—	3,456	—	—	3,456	—	3,456
Comprehensive income
Foreign currency translation	—	—	—	—	—	(45)	—	(45)	17	(28)
Net (loss) income	—	—	—	—	—	—	(20,012)	(20,012)	17	(19,995)
Total comprehensive (loss) income	—	—	—	—	—	—		(20,057)	34	(20,023)
Balance, March 31, 2022	44,244,667	$—	2,676,154	$—	$602,360	$104	$(193,353)	$409,111	$1,068	$410,179

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,343)	$(19,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,566	1,799
Impairment of assets	27	—
Reduction in carrying amount of right-of-use asset	1,935	1,765
Stock based compensation	4,694	3,456
Revaluation of contingent consideration	—	434
Income from unconsolidated joint venture	(66)	(34)
Donation of common stock	370	—
Losses on marketable securities	—	858
Non-cash income tax benefit	—	(559)
Loss on sale of property and equipment	91	71
Amortization of deferred costs on convertible notes	466	312
Deferred taxes benefit	(23)	(2)
Changes in other assets and liabilities:
Accounts receivable, net	(2,804)	(6,145)
Inventory	133	(180)
Prepaid expenses	185	567
Other assets	(3,687)	(1,787)
Accounts payable	(503)	(2,752)
Accrued expenses	(2,119)	(2,843)
Contract liabilities	1,436	2,145
Lease liabilities	(970)	(1,369)
Income taxes payable	157	—
Net cash used in operating activities	(16,455)	(24,259)
Cash flows from investing activities:
Purchase of marketable securities	(2,688)	(280,091)
Proceeds from sale of marketable securities	—	4
Purchases of property and equipment	(4,186)	(2,543)
Proceeds from sale of property and equipment	223	165
Cash paid for business combination, net of cash acquired	(3,349)	—
Net cash used in investing activities	(10,000)	(282,465)
Cash flows from financing activities:
Proceeds from stock options exercised	483	1,263
Proceeds from issuance of convertible notes	—	287,500
Costs incurred in connection with issuance of convertible notes	—	(9,301)
Payments on finance lease obligations	—	(2)
Net cash provided by financing activities	483	279,460
Effect of foreign currency translation on cash and cash equivalents	15	(29)
Net decrease in cash and cash equivalents	(25,957)	(27,293)
Cash and cash equivalents at beginning of the year	65,662	86,262
Cash and cash equivalents at end of the period	$39,705	$58,969
Supplemental cash flow information:
Cash paid for interest	$1,438	$—
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	78	—
Non-cash consideration in connection with business combination	1,593	—

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

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and a dataset, resulting in a sophisticated marketplace for manufacturing. As a result, buyers can procure the products they want on demand and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity. Interactions on our platform provide rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system, access to competitively priced tools, materials and supplies from leading brands and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include marketing and advertising services and SaaS based solutions to help suppliers optimize their productivity.

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2023.

The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period. The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent, United Kingdom, Turkey, China and Japan, is the Euro, British Pound Sterling, Turkish Lira, Yuan and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD.

The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity.

Noncontrolling Interest

We have a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity on our Condensed Consolidated Balance Sheets. We include net income (loss) attributable to the noncontrolling interests in net loss in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

(e)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in net loss. Our marketable securities represent our investments in a short term bond fund and/ or money market fund. We consider our marketable securities as available for use in current operations, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company's marketable securities of $256.5 million and $253.8 million respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. No losses were recorded during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded losses of $0.9 million related to these securities, which is recorded in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(f)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. Our accounts receivable do not bear interest. Amounts collected on accounts receivable are included in net cash used in operating activities in the Condensed Consolidated Statements of Cash Flows. For buyers for which Xometry provides credit, the Company performs credit inquiries, including reference checks, and queries credit ratings services and other publicly available information. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. The Company reviews its valuation allowance monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2023	2022

Allowance for credit losses
Balance at beginning of year, January 1	$1,988	$809
Charge to provision accounts	285	1,324
Recoveries or other	(325)	(145)
Balance at period end, March 31 and December 31, respectively	$1,948	$1,988

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $3.5 million for the three months ended March 31, 2023 and $11.5 million for the year ended December 31, 2022. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(h)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of March 31, 2023, the Company's goodwill is attributable to both the U.S. and International reporting units. As of December 31, 2022, the Company's goodwill is attributable to the U.S. reporting unit. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

(i)
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

Xometry also derives revenue from its supplier services which is a suite of services offered to our suppliers. Revenue also includes the sale of marketing services which includes advertising. This revenue is generally recognized as control is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product or service. From time to time, a purchase order with a customer may involve multiple performance obligations, including a combination of some or all of our products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period or at the point in time in which the performance obligations are satisfied. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. For purchase orders involving multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling price, and recognized as revenue when each individual product or service is transferred to the customer.

Revenue is shown net of estimated returns, refunds, and allowances. At March 31, 2023 and December 31, 2022, the Company has a provision for estimated returns, refunds or allowances of $0.1 million and $0.3 million, respectively.

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

The following table is presents contract liabilities as of December 31, 2022 and March 31, 2023 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2022	$8,509
Revenue recognized	(51,287)
Payments received in advance	52,731
Acquired contract liabilities	21
Contract liabilities at March 31, 2023	$9,974

During the three months ended March 31, 2023, the Company recognized approximately $8.0 million of revenue related to its contract liabilities at December 31, 2022. During the three months ended March 31, 2022, the Company recognized approximately $7.2 million of revenue related to its contract liabilities at December 31, 2021.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the periods ended March 31, 2023 and 2022, we recognized approximately $2.0 million and $2.2 million, respectively of amortization related to deferred sales commissions. As of March 31, 2023 and December 31, 2022, the Company had deferred sales contract acquisition costs of $4.3 million and $3.3 million, respectively which is classified in other current assets on the Condensed Consolidated Balance Sheets.

(j)
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

(k)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities, net of current portion in the Condensed Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above. For leases with terms of twelve months or less, the Company does not recognize ROU assets or lease liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Condensed Consolidated Balance Sheets.

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

Lease expense is recognized on a straight-line basis over the term of the lease.

(l)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three months ended March 31, 2023 and 2022, the Company's advertising cost were $8.1 million and $7.1 million, respectively.

(m)
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

(n)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(o)
General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense.

(p)
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
•
exercise price.

For all stock options granted, the Company calculated the expected term using the simplified method for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury issuances similar in duration to the expected term of the stock-based award. The Company estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and/or its own volatility and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

(q)
Net Loss Per Share

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

(r)
Reclassifications

Certain line items on the Company’s condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

(s)
Recently Issued Accounting Standards

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

For the three months ended March 31, 2023 and 2022, no single buyer accounted for more than 10% of the Company's revenue. As of March 31, 2023, and December 31, 2022, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022

Raw materials	$124	$119
Work-in-progress	388	675
Tools inventory	221	477
Finished goods	711	300
Total	$1,444	$1,571

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

		March 31,	December 31,
	Useful Life	2023	2022

Technology hardware	3 years	$3,049	$2,927
Manufacturing equipment	5 years	2,753	2,892
Capitalized software development	3 years	27,852	24,343
Leasehold improvements	Shorter of useful life or lease term	1,383	1,345
Furniture and fixtures	7 years	2,317	1,705
Total		37,354	33,212
Less accumulated depreciation		(15,757)	(14,133)
Property and Equipment, net		$21,597	$19,079

Depreciation expense for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$44	$34
Operations and support	12	11
Product development	1,269	704
General and administrative	316	185
Total depreciation expense	$1,641	$934

(6) Leases

Operating lease expense for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$18	$16
General and administrative	2,214	1,833
Total operating lease expense	$2,232	$1,849

During the first quarter of 2023, the Company entered into two new office leases in Lyon, France and Istanbul, Turkey. In connection with these leases, the Company recorded non-cash ROU assets and lease liabilities of $0.3 million.

(7) Acquisitions

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Turkey pursuant to a Share Purchase Agreement. The acquisition of Tridi extends our marketplace capabilities in Europe and provides us access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.3 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and will be paid in a future period. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds.

The Company has performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of Tridi. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current assets, current liabilities and goodwill.

The following table (in thousands) summarizes the consideration paid for Tridi and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$3,824
Settlement of preexisting relationship	357
Fair value of contingent consideration	860
Fair value of consideration	5,041
Acquisition costs included in general and administrative for the period ended March 31, 2023	32
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	460
Property and equipment	22
Intangible asset	608
Current liabilities	(373)
Total identifiable net assets assumed	717
Goodwill	4,324
Total	$5,041

The estimated fair value of the intangible asset acquired was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The Company used a cost method to estimate the fair value of the vendor relationship using Level 3 inputs. The useful life of the vendor relationship is 10 years.

Tridi’s results of operations were included in the Company's consolidated financial statements from the date of acquisition, January 2, 2023. The acquisition of Tridi was not considered material to the Company for the periods presented, and therefore, proforma information has not been presented.

(8) Disaggregated Revenue and Cost of Revenue Information

The following table present our revenues and cost of revenue disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue is presented in the following tables for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	For the Three Months Ended March 31,	For The Three Months Ended March 31,
Marketplace	2023	2022
Revenue	$86,680	$64,415
Cost of revenue	61,747	46,741
Gross Profit	$24,933	$17,674

Supplier Services
Revenue	$18,646	$19,256
Cost of revenue	4,210	3,991
Gross Profit	$14,436	$15,265

(9) Investment in Unconsolidated Joint Venture

The Company has a 50% interest in Industrial Media, LLC ("IM, LLC") with the other 50% owned by Rich Media Group, LLC. IM, LLC primarily manages content creation, advertising sales, and marketing initiatives for the Industrial Engineering News brand, certain magazines, videos, website and associated electronic media products for industrial engineers. No dividends were received during the period ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, the Company did not pay material amounts to IM, LLC.

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

In connection with the Company’s initial public offering on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. Awards may be granted to Xometry employees, including our officers, Xometry’s non-employee directors and consultants/contractors and the employees and consultants/contractors of Xometry affiliates. ISOs may be granted only to Xometry employees, including Xometry officers, and the employees of Xometry affiliates.

As of March 31, 2023, there were 5,851,637 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

The weighted average assumptions for the three months ended March 31, 2023 and 2022 are provided in the following table.

	Three Months Ended March 31,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	80%	66%
Expected term (years)	6.3	6.0
Risk-free interest rate	3.8%	1.9%
Fair value of share	$11.37	$34.86

A summary of the status of the Company’s stock option activity and the changes during the three months ended March 31, 2023, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable at December 31, 2022	1,391,047	6.09	7.2	$36.4
Balance at December 31, 2022	2,841,419	11.33	7.7	61.4
Granted	428,278	15.82	—	—
Exercised	(70,316)	5.94	—	—
Forfeited	(60,347)	19.86	—	—
Expired	(556)	8.59	—	—
Balance at March 31, 2023	3,138,478	11.90	7.8	18.0
Exercisable at March 31, 2023	1,581,106	7.69	7.0	13.1

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022, was $17.00 and $21.08, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022, was $1.3 million and $9.7 million, respectively.

At March 31, 2023 and 2022, there was approximately $21.7 million and $25.5 million, respectively, of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately three years as of March 31, 2023 and 2022.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the three months ended March 31, 2023 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2022	875,902	44.37	$28.2
Granted	1,242,169	15.59	—
Vested	(169,371)	41.25	—
Forfeited and cancelled	(97,629)	46.57	—
Unvested RSUs as of March 31, 2023	1,851,071	25.23	27.7

At March 31, 2023 and 2022, there was approximately $43.5 million and $35.3 million, respectively of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years and four years as of March 31, 2023 and March 31, 2022, respectively.

Total stock-based compensation cost for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Sales and marketing	$1,052	$636
Operations and support	1,697	1,423
Product development	1,076	894
General and administrative	869	503
Total stock compensation expense	$4,694	$3,456

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

During the three months ended March 31, 2023, the Company has a $0.1 million income tax expense in the U.S. The Company had a $0.6 million income tax benefit in the U.S. for the three months ended March 31, 2022. This estimated annual effective tax rate of (0.1)%, differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended March 31,
	2023	2022
Net loss	$(18,343)	$(19,995)
Net income attributable to noncontrolling interest	1	17
Net loss attributable to common stockholders	$(18,344)	$(20,012)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	47,699,561	46,789,585
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.43)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	March 31,
	2023	2022
Stock options outstanding	3,138,478	3,277,025
Unvested restricted stock units	1,851,071	815,543
Warrants outstanding	87,784	87,784
Shares reserved for charitable contribution	281,860	362,392
Convertible notes	5,123,624	5,123,624
Total shares	10,482,817	9,666,368

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

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. Interest payment are due on February 1 and August 1 of each year the Notes remain outstanding. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Principal	$287,500	287,500
Unamortized debt discount	(6,613)	(7,044)
Unamortized debt issuance costs	(512)	(547)
Net carrying value	$280,375	279,909

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Coupon interest	$719	$449
Amortization of debt discount	431	287
Amortization of transaction costs	35	25
Total interest expense	$1,185	$761

The Company estimates the fair value of the 2027 Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$280,375	$263,834	$279,909	$257,671

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

Restructuring

In December 2022, we initiated a restructuring action to help manage our operating expenses by reducing our workforce by approximately 6%. The workforce reduction focused on realigning staffing levels to help meet the current and future objectives of the business. During the fourth quarter of 2022, we incurred $1.5 million for employee termination costs related to this restructuring.

The following table shows the total amount incurred and the liability, which was recorded in accrued expenses in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2022 and March 31, 2023 (in thousands):

Employee Termination Benefits

Accrued restructuring costs as of December 31, 2022	$1,549
Restructuring costs incurred during the period ended March 31, 2023	-
Amount paid during the period ended March 31, 2023	(1,273)
Accrued restructuring costs as of March 31, 2023	$276

Defined Contribution Plans

We sponsor a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions up to 6% of eligible income. Our total matching contribution to the 401(k) Plan was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

(14) Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) International. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments, whose products and offerings are generally the same, are managed separately based on geography. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer. The Company evaluates the performance of the operating segments primarily based on revenue and segment “profits/loss” which is largely the results of the segment before income taxes. The Company has not allocated certain general and administrative expenses to the International segment. The Company’s CODM monitors assets of the consolidated Company, but does not use assets by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Segment Revenue
U.S.	$93,903	$77,209
International	11,423	6,462
Total	$105,326	$83,671

	Three Months Ended March 31,
	2023	2022
Segment Losses
U.S.	$(12,937)	$(16,296)
International	(5,407)	(3,716)
Total	$(18,344)	$(20,012)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	March 31, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$3,250	$33,402
Trade Names	10	841	118	723
Developed Technology	5	740	224	516
Vendor Relationships	13	1,861	337	1,524
Database	5	2,400	630	1,770
Patents	17	157	44	113
Subtotal intangible assets		42,651	4,603	38,048
In-place Lease Intangible Asset	4	568	178	390
Above Market Lease Intangible Asset	4	896	293	603
Total intangible assets		$44,115	$5,074	$39,041

	December 31, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$2,638	$34,014
Trade Names	10	841	97	744
Developed Technology	5	739	182	557
Vendor Relationships	15	1,267	299	968
Database	5	2,400	510	1,890
Patents	17	157	42	115
Subtotal intangible assets		42,056	3,768	38,288
In-place Lease Intangible Asset	4	548	143	405
Above Market Lease Intangible Asset	4	896	238	658
Total intangible assets		$43,500	$4,149	$39,351

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2023	2022

Balance as of January 1:
Gross goodwill	$261,110	$257,746
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	258,036	254,672
Goodwill adjustment during the year(1)	4,324	3,364
Impact of foreign exchange	81	—
Net goodwill as of March 31, 2023, and December 31, 2022	$262,441	$258,036

(1) See Note 7 - Acquisitions.

As of March 31, 2023 and December 31, 2022, Xometry had $262.4 million and $258.0 million, respectively of goodwill. As of March 31, 2023, $258.0 million is part of Xometry's U.S. operating segment and $4.4 million is part of Xometry's International operating segment. As of December 31, 2022, $258.0 million is part of Xometry's U.S. operating segment.

As of March 31, 2023, estimated amortization expense for intangible assets for the remainder of 2023 and the next five years is: $2.8 million in 2023, $3.7 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.7 million in 2027, $2.7 million in 2028 and $20.3 million thereafter.

Amortization expense for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$791	774
Product development	42	89
General and administrative (1)	3	2
Total	$836	$865

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

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

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and a dataset, resulting in a sophisticated marketplace for manufacturing. As a result, buyers can procure the products they want on demand and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity. Interactions on our platform provide rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Defense, Aerospace, Healthcare, Consumer Goods, Robotics, Government, Education, Automotive, Consumer Goods, and Industrial.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system (“Workcenter”), access to competitively priced tools, materials and supplies from leading brands and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity.

Our supplier services revenue primarily includes the sale of marketing services which includes advertising and to a lesser extent, supplies and financial service products that help our customers better manage cash flow at all stages of job production. Our financial services products, such as Xometry Pay, enable suppliers to stabilize and enhance their cash flows, supply discounts that allow suppliers to lower their operating costs, and resource management tools to optimize their businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include marketing and advertising services and to a lesser extent SaaS based solutions to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Turkey pursuant to a Share Purchase Agreement. The acquisition of Tridi extends our marketplace capabilities in Europe and provides us access to the Turkish market.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, the Russia-Ukraine war and the COVID-19 pandemic, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results.

Key Marketplace Operational and Business Metrics

In addition to the measures presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we use the following key operational and business metrics to help us evaluate our marketplace business, measure our performance, identify trends affecting our business, formulate business plans and develop forecasts, and make strategic decisions:

Active Buyers

We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform.

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 44,716 as of March 31, 2023, up 46% from 30,683 as of March 31, 2022. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

Active Buyers LTM
30,683
33,491
36,789
40,664
44,716
1Q22
2Q22
3Q22
4Q22
1Q23

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

For the quarter ended March 31, 2023, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Percentage of Revenue from Existing Accounts

94%
95%
96%
96%
96%
1Q22
2Q22
3Q22
4Q22
1Q23

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,109 as of March 31, 2023, up 40% from 790 as of March 30, 2022.

Accounts with LTM Spend of at Least $50K
790
894
974
1,027
1,109
1Q22
2Q22
3Q22
4Q22
1Q23

Active Paying Suppliers

We define Active Paying Suppliers as individuals or businesses who have purchased one or more of our supplier services, including digital marketing services, data services, financial services or supplies on our platforms during the last twelve months. An increase or decrease in the number of Active Paying Suppliers is a key indicator of our ability to engage suppliers on our platform.

Active Paying Suppliers has consistently grown over time. The number of Active Paying Suppliers on our platform reached 7,621 as of March 31, 2023, up 11% from 6,872 as of March 31, 2022. The key drivers of Active Paying Suppliers are continued supplier engagement and the success of our strategy to attract new suppliers.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, income tax provision (benefit), and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, restructuring charges and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended March 31, 2023, Adjusted EBITDA loss decreased to $(11.8) million, as compared to Adjusted EBITDA loss of $(12.7) million for the same quarter in 2022. For the quarter ended March 31, 2023, Adjusted EBITDA Margin decreased to (11)% of revenue, as compared to (15)% of revenue for the same quarter in 2022, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended March 31,
	2023	2022
Net loss	$(18,343)	$(19,995)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(1,514)	1,635
Depreciation and amortization	2,566	1,799
Amortization of lease intangible	333	333
Income tax provision (benefit)	136	(559)
Stock based compensation	4,694	3,456
Acquisition and other	30	639
Charitable contribution of common stock	370	—
Income from unconsolidated joint venture	(66)	(34)
Impairment of assets	27	—
Adjusted EBITDA	$(11,767)	$(12,726)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation expense, amortization of lease intangible, amortization of deferred costs on convertible notes, losses on marketable securities, loss on sale of property and equipment, charitable contributions of common stock, impairment of assets, restructuring charges and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Three Months Ended March 31,
	2023	2022
Non-GAAP Net Loss:
Net loss	$(18,343)	$(19,995)
Add (deduct):
Depreciation and amortization	2,566	1,799
Stock-based compensation	4,694	3,456
Amortization of lease intangible	333	333
Amortization of deferred costs on convertible notes	466	312
Loss on marketable securities	—	858
Acquisition and other	30	639
Loss on sale of property and equipment	91	—
Charitable contribution of common stock	370	—
Impairment of assets	27	—
Non-GAAP Net Loss	$(9,766)	$(12,598)

For the three months ended March 31, 2023, Non-GAAP net loss decreased to $(9.8) million, as compared to Non-GAAP net loss of $(12.6) million for the same quarter in 2022. For the quarter ended March 31, 2023, Non-GAAP net loss decreased to (9)% of revenue, as compared to (15)% of revenue for the same quarter in 2022.

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

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent the sale of supplies, financial service products and SaaS based solutions.

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

Other (Expenses) Income

Interest Expense

Interest expense consists of interest incurred on our outstanding borrowings under our outstanding convertible notes or other borrowings.

Interest and Dividend Income

Interest and dividend income consists of interest and dividends on our cash, cash equivalents and marketable securities.

Other Income (Expenses)

Other income (expenses) consist primarily of realized and/or unrealized losses and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$105,326	$83,671
Cost of revenue	65,957	50,732
Gross profit	39,369	32,939
Operating expenses:
Sales and marketing	22,439	19,285
Operations and support	12,608	12,358
Product development	8,125	7,290
General and administrative	15,957	12,959
Impairment of assets	27	—
Total operating expenses	59,156	51,892
Loss from operations	(19,787)	(18,953)
Other (expenses) income:
Interest expense	(1,198)	(769)
Interest and dividend income	2,695	96
Other income (expenses)	17	(962)
Income from unconsolidated joint venture	66	34
Total other income (expenses)	1,580	(1,601)
Loss before income taxes	(18,207)	(20,554)
(Provision) benefit for income taxes	(136)	559
Net loss	(18,343)	(19,995)
Net income attributable to noncontrolling interest	1	17
Net loss attributable to common stockholders	$(18,344)	$(20,012)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	62.6%	60.6%
Gross profit	37.4%	39.4%
Operating expenses:
Sales and marketing	21.3%	23.0%
Operations and support	12.0%	14.8%
Product development	7.7%	8.7%
General and administrative	15.2%	15.5%
Impairment of assets	—%	—%
Total operating expenses	56.2%	62.0%
Loss from operations	(18.8)%	(22.6)%
Other (expenses) income:
Interest expense	(1.1)%	(0.9)%
Interest and dividend income	2.6%	0.1%
Other income (expenses)	—%	(1.1)%
Income from unconsolidated joint venture	0.1%	—%
Total other income (expenses)	1.6%	(1.9)%
Loss before income taxes	(17.2)%	(24.5)%
(Provision) benefit for income taxes	(0.1)%	0.7%
Net loss attributable to common stockholders	(17.3)%	(23.8)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(17.3)%	(23.8)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,

	2023	2022
Marketplace
Revenue	$86,680	$64,415
Cost of revenue	61,747	46,741
Gross Profit	$24,933	$17,674

Supplier services
Revenue	$18,646	$19,256
Cost of revenue	4,210	3,991
Gross Profit	$14,436	$15,265

Revenue

Total revenue increased $21.7 million, or 26%, from $83.7 million for the three months ended March 31, 2022 to $105.3 million for the three months ended March 31, 2023. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Total revenue from marketplace and supplier services for the three months ended March 31, 2023 was $86.7 million and $18.6 million, respectively, as compared to $64.4 million and $19.3 million, respectively for the three months ended March 31, 2022. Marketplace revenue increased $22.3 million, or 35% from $64.4 million for the three months ended March 31, 2022 to $86.7 million for the three months ended March 31, 2023. The increase in marketplace revenue was primarily due increased buyers activity on the platform for the three months ended March 31, 2023, as compared to the prior year period.

Supplier services revenue decreased $0.6 million, or 3% from $19.3 million for the three months ended March 31, 2022 to $18.6 million for the three months ended March 31, 2023.

Total revenue for the three months ended March 31, 2023 and 2022, was $93.9 million and $77.2 million, respectively, for the U.S. operating segment, and $11.4 million and $6.5 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $15.2 million, or 30%, from $50.7 million for the three months ended March 31, 2022 to $66.0 million for the three months ended March 31, 2023. This increase was primarily the result of an increase in marketplace cost of revenue and to a lesser extent an increase in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the three months ended March 31, 2023 was $61.7 million and $4.2 million, respectively, as compared to $46.7 million and $4.0 million, respectively for the three months ended March 31, 2022.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $6.4 million, or 20%, from $32.9 million for the three months ended March 31, 2022 to $39.4 million for the three months ended March 31, 2023. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 28.8% for the three months ended March 31, 2023, as compared to 27.4% for the three months ended March 31, 2022. The improvement over the prior year period was due in part to our AI-driven platform and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 77.4% for the three months ended March 31, 2023, as compared to 79.3% for the three months ended March 31, 2022. The decline in gross margin for supplier services is primarily due to lower gross margin on the sale of supplies.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $3.2 million, or 16%, from $19.3 million for the three months ended March 31, 2022 to $22.4 million for the three months ended March 31, 2023, primarily due to additional sales employees and compensation costs including stock-based compensation, increases in marketing and advertising spend, commissions and consulting expense. As a percent of total revenue, sales and marketing expenses decreased to 21.3% for the three months ended March 31, 2023 from 23.0% for the three months ended March 31, 2022.

Operations and Support

Operations and support increased $0.3 million, or 2%, from $12.4 million for the three months ended March 31, 2022 to $12.6 million for the three months ended March 31, 2023, primarily due to hiring of additional operations and support employees and their compensation costs including stock-based compensation, partly offset by lower consulting expenses. As a percent of total revenue, operations and support expenses decreased to 12.0% for the three months ended March 31, 2023 from 14.8% for the three months ended March 31, 2022.

Product Development

Product development expense increased $0.8 million, or 11%, from $7.3 million for the three months ended March 31, 2022 to $8.1 million for the three months ended March 31, 2023, primarily as result of increases in depreciation expense related to developed software assets, hiring additional product development employees and their compensation, including stock-based compensation and additional software costs. As a percent of total revenue, product development expenses decreased to 7.7% for the three months ended March 31, 2023 from 8.7% for the three months ended March 31, 2022.

General and Administrative

General and administrative expense increased $3.0 million, or 23%, from $13.0 million for the three months ended March 31, 2022 to $16.0 million for the three months ended March 31, 2023. The primary driver of the increase was due to higher professional fees related to accounting and legal services of which approximately $0.8 million was associated with Sarbanes-Oxley Act implementation. In addition, we incurred higher software and maintenance costs, consulting expenses, stock-based compensation expense and facilities costs. We also donated $0.4 million of Class A common stock to our donor advised fund and had lower acquisition and other related costs. These increases were partially offset by a reduction in payroll related costs due to the reduction in force that occurred in January 2023 and lower acquisition related costs. As a percent of total revenue, general and administrative expenses decreased to 15.2% for the for the three months ended March 31, 2023 from 15.5% for the three months ended March 31, 2022.

Other (Expenses) Income

Interest Expense

Interest expense increased by $0.4 million, or 56%, from $0.8 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income increased by $2.6 million, or 2,707%, from $0.1 million for the three months ended March 31, 2022 to $2.7 million for the three months ended March 31, 2023, primarily due to dividend income from our marketable securities.

Other Income (Expenses)

Other income (expenses) changed by $1.0 million, or 102%, from $(1.0) million for the three months ended March 31, 2022 to $17,000 for the three months ended March 31, 2023, as a result of decreased losses on our marketable securities.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture increased $32,000 due to our 50% interest in Industrial Media, LLC.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended March 31, 2023 and 2022, was $12.9 million and $16.3 million, respectively. Total segment loss from our International operating segment for the three months ended March 31, 2023 and 2022, was $5.4 million and $3.7 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of March 31, 2023, our cash and cash equivalents and marketable securities totaled $296.2 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months and over the long-term. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. Interest payment are due on February 1 and August 1 of each year the Notes remain outstanding. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

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

As of March 31, 2023, the 2027 Notes have a carrying value of $280.4 million with an effective annual interest rate of 1.6%.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(16,455)	$(24,259)
Net cash used in investing activities	(10,000)	(282,465)
Net cash provided by financing activities	483	279,460

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $16.5 million, primarily due to a net loss of $(18.3) million adjusted for non-cash charges of $10.1 million and a net decrease in our operating assets and liabilities of $(8.2) million. The non-cash adjustments primarily relate to stock-based compensation of $4.7 million, depreciation and amortization of $2.6 million, and $1.9 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $2.8 million, an increase in other assets of $3.7 million, and a decrease in accrued expenses of $2.1 million. These decreases were offset by an increase in contract liabilities of $1.4 million.

For the three months ended March 31, 2022, net cash used in operating activities was $24.3 million, primarily due to a net loss of $(20.0) million adjusted for non-cash charges of $8.1 million and a net decrease in our operating assets and liabilities of $(12.4) million. The non-cash adjustments primarily relate to stock-based compensation of $3.5 million, depreciation and amortization of $1.8 million, $0.9 unrealized loss on marketable securities, and $1.8 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $6.1 million, a $1.8 million increase other assets, a decrease in accounts payable of $2.8 million and accrued expenses of $2.8 million. These decreases are partially offset by an increase in contract liabilities of $2.1 million.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $10.0 million, primarily due to the purchase of property and equipment (which includes internal-use software development costs) of $4.2 million, $3.3 million for the acquisition of Tridi and $2.7 million for the purchase of marketable securities.

Cash used in investing activities was $282.5 million during the three months ended March 31, 2022, primarily due to the purchase of marketable securities of $280.1 million and $2.5 million for purchases of property and equipment (which includes internal-use software development costs).

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $0.5 million, all relating to proceeds from the exercise of stock options.

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

Foreign Currency Exchange Risk

Our revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness that existed in our internal control over financial reporting as described below. While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the controls have been in place and operate for a sufficient period of time.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2022, during our implementation of internal control over financial reporting (Sarbanes-Oxley Act of 2002, or “SOX”), we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On December 9, 2021, we completed our acquisition of Thomas Publishing, Inc. (“Thomas”). The additional workload on our resources to integrate Thomas contributed to our inability to timely perform an effective risk assessment related to the achievement of its control objectives in certain processes, primarily revenue and costs of revenue. As a result, we were unable to design and operate effective process-level controls as of December 31, 2022.

Management’s Plan to Remediate the Material Weakness

During the first quarter of 2023, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, now that Thomas has been fully integrated, we have improved our review processes over risk assessment, which also includes the documentation to support the operating effectiveness of our controls. While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

During the remainder of fiscal year 2023, management will test and evaluate the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Management’s Plan to Remediate the Material Weakness”, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending March 31, 2023, there were no material legal proceedings brought against the Company nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10‑K for the year ended December 31, 2022 under Part I, Item 1A, "Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

There have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2022.

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

XOMETRY, INC.

Date: May 10, 2023	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: May 10, 2023	By:	/s/ James Rallo
James Rallo
Chief Financial Officer