Form 10-Q
period 2023-06-30
Xometry, Inc.
filed 2023-08-09
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 45,292,345 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$56,738	$65,662
Marketable securities	229,411	253,770
Accounts receivable, less allowance for credit losses of $2.0 million and $2.0 million as of June 30, 2023 and December 31, 2022	57,658	49,188
Inventory	1,339	1,571
Prepaid expenses	5,831	7,591
Other current assets	13,825	12,273
Total current assets	364,802	390,055
Property and equipment, net	23,990	19,079
Operating lease right-of-use assets	14,401	25,923
Investment in unconsolidated joint venture	4,271	4,068
Intangible assets, net	37,589	39,351
Goodwill	263,002	258,036
Other assets	427	413
Total assets	$708,482	$736,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,592	$12,437
Accrued expenses	37,136	33,430
Contract liabilities	9,999	8,509
Income taxes payable	2,796	3,956
Operating lease liabilities, current portion	6,504	5,471
Total current liabilities	69,027	63,803
Convertible notes	280,840	279,909
Operating lease liabilities, net of current portion	14,372	16,940
Deferred income taxes	385	429
Other liabilities	1,382	1,011
Total liabilities	366,006	362,092
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 45,243,447 shares and 44,822,264 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	635,267	623,081
Accumulated other comprehensive income	359	28
Accumulated deficit	(294,264)	(249,366)
Total stockholders’ equity	341,362	373,743
Noncontrolling interest	1,114	1,090
Total equity	342,476	374,833
Total liabilities and stockholders’ equity	$708,482	$736,925

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$111,008	$95,615	$216,334	$179,286
Cost of revenue	67,452	57,919	133,409	108,651
Gross profit	43,556	37,696	82,925	70,635
Sales and marketing	22,666	18,145	45,105	37,430
Operations and support	14,220	12,180	26,828	24,538
Product development	8,922	7,796	17,047	15,085
General and administrative	25,582	15,057	41,539	28,017
Impairment of assets	219	119	246	119
Total operating expenses	71,609	53,297	130,765	105,189
Loss from operations	(28,053)	(15,601)	(47,840)	(34,554)
Other income (expenses)
Interest expense	(1,193)	(1,209)	(2,391)	(1,978)
Interest and dividend income	2,959	474	5,654	570
Other expenses	(576)	(482)	(559)	(1,444)
Income from unconsolidated joint venture	237	269	303	303
Total other income (expenses)	1,427	(948)	3,007	(2,549)
Loss before income taxes	(26,626)	(16,549)	(44,833)	(37,103)
Benefit (provision) for income taxes	67	—	(69)	559
Net loss	(26,559)	(16,549)	(44,902)	(36,544)
Net (loss) income attributable to noncontrolling interest	(5)	4	(4)	21
Net loss attributable to common stockholders	$(26,554)	$(16,553)	$(44,898)	$(36,565)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.55)	$(0.35)	$(0.94)	$(0.78)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	47,865,990	47,074,246	47,783,235	46,932,702

Comprehensive loss:
Foreign currency translation	$224	$14	$359	$(14)
Total other comprehensive income (loss)	224	14	359	(14)
Net loss	(26,559)	(16,549)	(44,902)	(36,544)
Comprehensive loss	(26,335)	(16,535)	(44,543)	(36,558)
Comprehensive income attributable to noncontrolling interest	19	37	24	71
Total comprehensive loss attributable to common stockholders	$(26,354)	$(16,572)	$(44,567)	$(36,629)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended June 30, 2023 and 2022

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, March 31, 2023	45,098,314	$—	2,676,154	$—	$628,808	$159	$(267,710)	$361,257	$1,095	$362,352
Exercise of common stock options	85,998	—	—		661	—	—	661	—	661
Vesting of restricted stock units	59,135	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	5,798	—	—	5,798	—	5,798
Comprehensive income
Foreign currency translation	—	—	—	—	—	200	—	200	24	224
Net loss	—	—	—	—	—	—	(26,554)	(26,554)	(5)	(26,559)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(26,354)	19	(26,335)
Balance, June 30, 2023	45,243,447	$—	2,676,154	$—	$635,267	$359	$(294,264)	$341,362	$1,114	$342,476

Balance, March 31, 2022	44,244,667	$—	2,676,154	$—	$602,360	$104	$(193,353)	$409,111	$1,068	$410,179
Exercise of common stock options	260,147	—	—	—	1,207	—	—	1,207	—	1,207
Donated common stock	40,266	—	—	—	1,285	—	—	1,285	—	1,285
Stock based compensation	—	—	—	—	5,479	—	—	5,479	—	5,479
Comprehensive income
Foreign currency translation	—	—	—	—	—	(19)	—	(19)	33	14
Net (loss) income	—	—	—	—	—	—	(16,553)	(16,553)	4	(16,549)
Total comprehensive (loss) income	—	—	—	—	—	—		(16,572)	37	(16,535)
Balance, June 30, 2022	44,545,080	$—	2,676,154	$—	$610,331	$85	$(209,906)	$400,510	$1,105	$401,615

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2023 and 2022

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	(Deficit) Equity
Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	373,743	$1,090	374,833
Exercise of common stock options	168,907	—	—	—	1,144	—	—	1,144	—	1,144
Vesting of restricted stock units	228,581	—	—	—	—	—	—	—	—	—
Shared issued in business combination	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	20,133	—	—	—	370	—	—	370	—	370
Stock based compensation	—	—	—	—	10,492	—	—	10,492	—	10,492
Comprehensive loss
Foreign currency translation	—	—	—	—	—	331	—	331	28	359
Net loss	—	—	—	—	—	—	(44,898)	(44,898)	(4)	(44,902)
Total comprehensive loss	—	—	—	—	—	—	—	(44,567)	24	(44,543)
Balance, June 30, 2023	45,243,447	$—	2,676,154	$—	$635,267	$359	$(294,264)	$341,362	$1,114	$342,476

Balance, December 31, 2021	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	$424,449	$1,034	$425,483
Exercise of common stock options	506,410	—	—	—	2,470	—	—	2,470	—	2,470
Donated common stock	40,266	—	—	—	1,285	—	—	1,285	—	1,285
Stock based compensation	—	—	—	—	8,935	—	—	8,935	—	8,935
Comprehensive loss
Foreign currency translation	—	—	—	—	—	(64)	—	(64)	50	(14)
Net loss (income)	—	—	—	—	—	—	(36,565)	(36,565)	21	(36,544)
Total comprehensive loss	—	—	—	—	—	—	—	(36,629)	71	(36,558)
Balance, June 30, 2022	44,545,080	$—	2,676,154	$—	$610,331	$85	$(209,906)	$400,510	$1,105	$401,615

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,902)	$(36,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,461	3,807
Impairment of assets	246	119
Reduction in carrying amount of right-of-use asset	12,179	3,540
Stock based compensation	10,492	8,935
Revaluation of contingent consideration	187	434
Income from unconsolidated joint venture	(203)	(103)
Donation of common stock	370	1,285
Losses on marketable securities	—	1,190
Non-cash income tax benefit	—	(559)
Loss on sale of property and equipment	92	71
Inventory write-off	223	—
Amortization of deferred costs on convertible notes	930	781
Deferred taxes benefit	(44)	(2)
Changes in other assets and liabilities:
Accounts receivable, net	(8,308)	(11,833)
Inventory	5	272
Prepaid expenses	1,417	(1,649)
Other assets	(2,546)	(3,861)
Accounts payable	(50)	1,873
Accrued expenses	2,743	(2,041)
Contract liabilities	1,470	2,862
Lease liabilities	(2,369)	(2,773)
Net cash used in operating activities	(22,607)	(34,196)
Cash flows from investing activities:
Purchases of marketable securities	(5,641)	(280,559)
Proceeds from sale of marketable securities	30,000	4
Purchases of property and equipment	(8,492)	(5,436)
Proceeds from sale of property and equipment	223	165
Cash paid for business combination, net of cash acquired	(3,349)	—
Net cash provided by (used in) investing activities	12,741	(285,826)
Cash flows from financing activities:
Proceeds from stock options exercised	1,144	2,470
Proceeds from issuance of convertible notes	—	287,500
Costs incurred in connection with issuance of convertible notes	—	(9,309)
Payments on finance lease obligations	—	(2)
Net cash provided by financing activities	1,144	280,659
Effect of foreign currency translation on cash and cash equivalents	(202)	(66)
Net decrease in cash and cash equivalents	(8,924)	(39,429)
Cash and cash equivalents at beginning of the year	65,662	86,262
Cash and cash equivalents at end of the period	$56,738	$46,833
Supplemental cash flow information:
Cash paid for interest	$1,438	$—
Non-cash investing and financing activities:
Non-cash consideration in connection with business combination	1,593	—

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

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and a dataset, resulting in a sophisticated two-sided marketplace that is rapidly digitizing the manufacturing industry. As a result, buyers can procure the products they want on demand, and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity. Interactions on our marketplace provide rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

Xometry’s suppliers’ capabilities include computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system (“Workcenter”) and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions and SaaS based solutions to help suppliers optimize their productivity. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include marketing and advertising services and Workcenter to help suppliers optimize their productivity.

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

The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period. The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

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

Noncontrolling Interest

We have a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our unaudited condensed consolidated financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity on our Condensed Consolidated Balance Sheets. We include net (loss) income attributable to the noncontrolling interests in net loss in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

(e)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of June 30, 2023 and December 31, 2022, the Company's marketable securities of $229.4 million and $253.8 million respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. No losses were recorded during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded losses of $0.3 million and $1.2 million, respectively, related to these securities, which is recorded in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(f)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company's accounts receivable do not bear interest. Amounts collected on accounts receivable are included in net cash used in operating activities in the Condensed Consolidated Statements of Cash Flows. For buyers for which the Company provides credit, the Company performs credit inquiries, including reference checks, and queries credit ratings services and other publicly available information. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. The Company reviews its valuation allowance monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2023	2022

Allowance for credit losses
Balance at beginning of year, January 1	$1,988	$809
Charge to provision accounts	956	1,324
Write-offs or other	(961)	(145)
Balance at period end, June 30 and December 31, respectively	$1,983	$1,988

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $7.1 million for the six months ended June 30, 2023 and $11.5 million for the year ended December 31, 2022. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(h)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of June 30, 2023, the Company's goodwill is attributable to both the U.S. and International reporting units. As of December 31, 2022, the Company's goodwill is attributable to the U.S. reporting unit. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

Revenue is shown net of estimated returns, refunds, and allowances. At June 30, 2023 and December 31, 2022, the Company has a provision for estimated returns, refunds or allowances of $0.2 million and $0.3 million, respectively.

Sales tax, and if applicable duties and/or tariffs collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are primarily derived from payments received in advance or at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table presents contract liabilities as of December 31, 2022 and June 30, 2023 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2022	$8,509
Revenue recognized	(99,848)
Payments received in advance	101,317
Acquired contract liabilities	21
Contract liabilities at June 30, 2023	$9,999

During the six months ended June 30, 2023, the Company recognized approximately $8.0 million of revenue related to its contract liabilities at December 31, 2022.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2023 the Company recognized approximately $2.0 million and $4.0 million, respectively of amortization related to deferred sales commissions. For the three and six months ended June 30, 2022 the Company recognized approximately $(0.7) million and $1.4 million, respectively of amortization related to deferred sales commissions. During the three months ended June 30, 2022, the amount included a $1.9 million measurement period benefit related to the Company's acquisition of Thomas. As of June 30, 2023 and December 31, 2022, the Company had deferred sales contract acquisition costs of $4.0 million and $3.3 million, respectively which is classified in other current assets on the Condensed Consolidated Balance Sheets.

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

(k)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, current portion and operating lease liabilities, net of current portion in the Condensed Consolidated Balance Sheets. The Company has finance leases as detailed in the Long-Lived Assets section above. For leases with terms of twelve months or less, the Company does not recognize ROU assets or lease liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Condensed Consolidated Balance Sheets.

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

(l)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and six months ended June 30, 2023, the Company's advertising cost were $7.5 million and $15.7 million, respectively. For the three and six months ended June 30, 2022, the Company's advertising costs were $7.9 million and $15.0 million, respectively.

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

(3) Credit Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash, which at times may exceed federally insured limits, in deposit accounts at major financial institutions. A majority of the Company’s buyers are located in the United States.

For the three and six months ended June 30, 2023 and 2022, no single buyer accounted for more than 10% of the Company's revenue. As of June 30, 2023, and December 31, 2022, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022

Raw materials	$111	$119
Work-in-progress	353	675
Tools inventory	-	477
Finished goods	875	300
Total	$1,339	$1,571

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30,	December 31,
	Useful Life	2023	2022

Technology hardware	3 years	$3,072	$2,927
Manufacturing equipment	5 years	2,832	2,892
Capitalized software development	3 years	31,684	24,343
Leasehold improvements	Shorter of useful life or lease term	1,402	1,345
Furniture and fixtures	7 years	2,790	1,705
Land	Indefinite	160	-
Total		41,940	33,212
Less accumulated depreciation		(17,950)	(14,133)
Property and Equipment, net		$23,990	$19,079

Depreciation expense for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$38	$24	$82	$58
Sales and marketing	4	-	4	-
Operations and support	78	16	90	27
Product development	1,351	723	2,620	1,428
General and administrative	492	181	808	365
Total depreciation expense	$1,963	$944	$3,604	$1,878

(6) Leases

Operating lease expense for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$18	$21	$36	$37
General and administrative	10,417	1,428	12,631	2,928
Total operating lease expense	$10,435	$1,449	$12,667	$2,965

During the first quarter of 2023, the Company entered into two new office leases in Lyon, France and Istanbul, Turkey. In connection with these leases, the Company recorded non-cash ROU assets and lease liabilities of $0.3 million. During the second quarter of 2023, the Company determined that it was reasonably certain to exercise an extension option in an existing lease and recorded a non-cash ROU asset and lease liability of $0.5 million.

During the second quarter of 2023, the Company assessed its lease portfolio. As a result, the Company abandoned certain leases and/or portions of its leases in New York, NY, Horsham, PA, Culver City, CA, Doraville, GA and Gaithersburg, MD. As a result of abandoning these leases, the Company ceased its use of these locations and accelerated the amortization of the ROU assets to reduce the ROU assets carrying values to zero. The Company recognized a one-time charge of $8.7 million of additional operating lease expense during the second quarter of 2023 in general and administrative on our Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to pay the rent owed under the existing lease agreements.

(7) Acquisitions

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends the Company's marketplace capabilities in Europe and provides the Company with access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.8 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and will be paid in a future period. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds.

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

During the three months ended June 30, 2023, the Company recognized measurement period adjustments related to the initial fair value of the intangible asset. The Company reduced the fair value of the intangible asset from $0.6 million to $0.1 million, which resulted in $0.5 million of additional goodwill.

The following table (in thousands) summarizes the consideration paid for Tridi and the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$3,824
Settlement of preexisting relationship	357
Fair value of contingent consideration	860
Fair value of consideration	5,041

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	460
Property and equipment	22
Intangible asset	96
Current liabilities	(373)
Total identifiable net assets assumed	205
Goodwill	4,836
Total	$5,041

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

(8) Disaggregated Revenue and Cost of Revenue Information

The following table present our revenue and cost of revenue disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent supplies, financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For The Six Months Ended June 30,	For The Six Months Ended June 30,
Marketplace	2023	2022	2023	2022
Revenue	$93,511	$75,598	$180,191	$140,013
Cost of revenue	63,914	53,492	125,661	100,233
Gross Profit	$29,597	$22,106	$54,530	$39,780

Supplier Services
Revenue	$17,497	$20,017	$36,143	$39,273
Cost of revenue	3,538	4,427	7,748	8,418
Gross Profit	$13,959	$15,590	$28,395	$30,855

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

During the three and six months ended June 30, 2023 and June 30, 2022 the Company received dividends from IM, LLC of $0.1 million and $0.2 million, respectively, which were recorded as a reduction to the Company's investment in unconsolidated joint venture on our Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2023 and June 30, 2022, the Company recorded an expense to IM, LLC of approximately $0.1 million and $0.1 million, respectively.

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

In connection with the Company’s initial public offering on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. Awards may be granted to Xometry employees, Xometry’s non-employee directors and consultants/contractors and the employees and consultants/contractors of Xometry affiliates. ISOs may be granted only to Xometry employees and the employees of Xometry affiliates.

As of June 30, 2023, there were 5,983,834 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

The weighted average assumptions for the six months ended June 30, 2023 and 2022 are provided in the following table.

	Six Months Ended June 30,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	80%	66%
Expected term (years)	6.3	6.0
Risk-free interest rate	3.8%	1.9%
Fair value of share	$15.82	$34.86

A summary of the status of the Company’s stock option activity and the changes during the six months ended June 30, 2023, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable at December 31, 2022	1,391,047	6.09	7.2	$36.4
Balance at December 31, 2022	2,841,419	11.33	7.7	61.4
Granted	428,278	15.82	—	—
Exercised	(155,888)	6.91	—	—
Forfeited	(109,247)	17.03	—	—
Expired	(4,831)	19.84	—	—
Balance at June 30, 2023	2,999,731	11.98	7.5	33.2
Exercisable at June 30, 2023	1,680,820	8.21	6.8	23.4

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and 2022, was $11.37 and $21.08, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022, was $2.1 million and $15.8 million, respectively.

At June 30, 2023, there was approximately $18.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately two years as of June 30, 2023.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the six months ended June 30, 2023 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2022	875,902	44.37	$28.2
Granted	1,242,169	15.59	—
Vested	(228,968)	41.83	—
Forfeited and cancelled	(222,648)	35.11	—
Unvested RSUs as of June 30, 2023	1,666,455	24.51	35.3

At June 30, 2023, there was approximately $36.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of June 30, 2023.

Total stock-based compensation cost for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales and marketing	$1,185	$1,300	$2,237	$1,936
Operations and support	2,038	1,741	3,735	3,164
Product development	1,390	1,128	2,466	2,022
General and administrative	1,185	1,310	2,054	1,813
Total stock compensation expense	$5,798	$5,479	$10,492	$8,935

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had less than $0.1 million of income tax benefit for the three months ended June 30, 2023, as compared to zero income tax expense/benefit in the U.S. for the three months ended June 30, 2022. During the six months ended June 30, 2023, the Company had less than $0.1 million of income tax expense in the U.S. The Company had an approximate $0.6 million income tax benefit during the same time period in 2022. This estimated annual effective tax rate of (0.2%), differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(26,559)	$(16,549)	$(44,902)	$(36,544)
Net (loss) income attributable to noncontrolling interest	(5)	4	(4)	21
Net loss attributable to common stockholders	$(26,554)	$(16,553)	$(44,898)	$(36,565)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	47,865,990	47,074,246	47,783,235	46,932,702
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.55)	$(0.35)	$(0.94)	$(0.78)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	June 30,
	2023	2022
Stock options outstanding	2,999,731	3,009,727
Unvested restricted stock units	1,666,455	850,621
Warrants outstanding	87,784	87,784
Shares reserved for charitable contribution	281,860	322,126
Convertible notes	5,123,624	5,123,624
Total shares	10,159,454	9,393,882

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Principal	$287,500	287,500
Unamortized debt discount	(6,181)	(7,044)
Unamortized debt issuance costs	(479)	(547)
Net carrying value	$280,840	279,909

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest	$719	$719	$1,438	$1,168
Amortization of debt discount	431	431	862	719
Amortization of transaction costs	33	38	68	62
Total interest expense	$1,183	$1,188	$2,368	$1,949

The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$280,840	$265,334	$279,909	$257,671

(1) At December 31, 2022, the fair value is estimated using a discounted cash flow analysis, using interest rate that we believe are offered for similar borrowings (a Level 3 measurement). As of June 30, 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the quarter.

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

Restructuring

In December 2022 and May 2023, the Company reduced its workforce to help manage its operating expenses. During the three months ended June 30, 2023, the Company incurred $0.7 million for employee termination costs related to the May 2023 restructuring.

The following table shows the total amount incurred and the liability, which was recorded in accrued expenses in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2022 and June 30, 2023 (in thousands):

Employee Termination Benefits

Accrued restructuring costs as of December 31, 2022	$1,549
Restructuring costs incurred during the six months ended June 30, 2023	738
Amount paid during the period ended June 30, 2023	(2,014)
Accrued restructuring costs as of June 30, 2023	$273

The following table shows the total restructuring costs incurred during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2023

Sales and marketing	$224	$-	$224	$-
Operations and support	230	-	230	-
Product development	117	-	117	-
General and administrative	167	-	167	-
Total restructure charge	$738	$-	$738	$-

Exit from the Supplies Business

The Company previously provided suppliers with access to competitively priced tools, material and supplies in the U.S. As a result of exiting the supplies business during the second quarter of 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.6 million and $0.4 million for the three months ended June 31, 2023 and 2022, respectively and was $1.2 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

The following tables reflect certain segment information for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Revenue
U.S.	$95,433	$87,675	$189,336	$163,724
International	15,575	7,940	26,998	15,562
Total	$111,008	$95,615	$216,334	$179,286

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Losses
U.S.	$(22,912)	$(11,222)	$(35,849)	$(26,245)
International	(3,642)	(5,331)	(9,049)	(10,320)
Total	$(26,554)	$(16,553)	$(44,898)	$(36,565)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	June 30, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$3,863	$32,789
Trade Names	10	841	166	675
Developed Technology	5	740	265	475
Vendor Relationships	13	1,336	349	987
Database	5	2,400	750	1,650
Patents	17	157	47	110
Subtotal intangible assets		42,126	5,440	36,686
In-place Lease Intangible Asset	4	568	214	354
Above Market Lease Intangible Asset	4	896	347	549
Total intangible assets		$43,590	$6,001	$37,589

	December 31, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$2,638	$34,014
Trade Names	10	841	97	744
Developed Technology	5	739	182	557
Vendor Relationships	15	1,267	299	968
Database	5	2,400	510	1,890
Patents	17	157	42	115
Subtotal intangible assets		42,056	3,768	38,288
In-place Lease Intangible Asset	4	548	143	405
Above Market Lease Intangible Asset	4	896	238	658
Total intangible assets		$43,500	$4,149	$39,351

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2023	2022

Balance as of January 1:
Gross goodwill	$261,110	$257,746
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	258,036	254,672
Goodwill acquired during the year(1)	4,836	3,364
Impact of foreign exchange	130	—
Net goodwill as of June 30, 2023, and December 31, 2022	$263,002	$258,036

(1) See Note 7 - Acquisitions.

As of June 30, 2023 and December 31, 2022, Xometry had $263.0 million and $258.0 million, respectively of goodwill. As of June 30, 2023, $258.0 million is part of Xometry's U.S. operating segment and $5.0 million is part of Xometry's International operating segment. As of December 31, 2022, $258.0 million is part of Xometry's U.S. operating segment.

As of June 30, 2023, estimated amortization expense for intangible assets for the remainder of 2023 and the next five years is: $1.8 million in 2023, $3.6 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028 and $20.2 million thereafter.

Amortization expense for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$789	776	$1,580	1,550
Product development	42	82	84	171
General and administrative (1)	10	206	13	208
Total	$841	$1,064	$1,677	$1,929

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

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Aerospace, Healthcare, Robotics, Industrial, Energy, Automotive, Defense, Government, Education and Consumer Goods.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Our suite of supplier services includes a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity and financial service products to stabilize and enhance cash flow. In addition, we offer suppliers digital marketing and data solutions.

Our supplier services revenue primarily includes the sale of marketing services, which includes advertising, and to a lesser extent, financial service products that help our customers better manage cash flow at all stages of job production and supplies. Our financial services products, such as Xometry Pay, enable suppliers to stabilize and enhance their cash flows and resource management tools to optimize their businesses. In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a

FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include marketing and advertising services and to a lesser extent a SaaS based solutions to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends our marketplace capabilities in Europe and provides us access to the Turkish market.

In May 2023, the Company reduced its workforce by approximately 4% to help manage its operating expenses. During the three months ended June 30, 2023, the Company incurred $0.7 million for employee termination costs related to the May 2023 restructuring.

The following table shows the total restructuring costs incurred during the three months ended June 30, 2023 (in thousands):

Three Months Ended June 30,
2023
Sales and marketing	$224
Operations and support	230
Product development	117
General and administrative	167
Total restructure charge	$738

In addition, the Company previously provided suppliers with access to competitively priced tools, material and supplies in the U.S. As a result of exiting the supplies business during the second quarter of 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, the Russia-Ukraine war and the COVID-19 pandemic, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 48,294 as of June 30, 2023, up 44% from 33,491 as of June 30, 2022. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended June 30, 2023, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,159 as of June 30, 2023, up 30% from 894 as of June 30, 2022.

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

Active Paying Suppliers has consistently grown over time. The number of Active Paying Suppliers on our platform reached 7,553 as of June 30, 2023, up 5% from 7,202 as of June 30, 2022. The key drivers of Active Paying Suppliers are continued supplier engagement and the success of our strategy to attract new suppliers.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, income tax provision (benefit), and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, lease abandonment, restructuring charges, costs to exit the supplies business and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended June 30, 2023, Adjusted EBITDA loss increased to $(8.7) million, as compared to Adjusted EBITDA loss of $(8.3) million for the same quarter in 2022. For the quarter ended June 30, 2023, Adjusted EBITDA Margin decreased to (8)% of revenue, as compared to (9)% of revenue for the same quarter in 2022, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

For the six months ended June 30, 2023, Adjusted EBITDA loss increased to $(20.4) million, as compared to Adjusted EBITDA loss of $(21.0) million for the same period in 2022. For the six months ended June 30, 2023, Adjusted EBITDA Margin decreased to (9)% of revenue, as compared to (12)% of revenue for the same period in 2022, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(26,559)	$(16,549)	$(44,902)	$(36,544)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(1,190)	1,217	(2,704)	2,852
Depreciation and amortization	2,895	2,008	5,461	3,807
Amortization of lease intangible	257	333	590	666
(Benefit) provision for income taxes	(67)	—	69	(559)
Stock based compensation	5,798	5,479	10,492	8,935
Lease abandonment	8,706	—	8,706	—
Acquisition and other	196	(1,923)	226	(1,284)
Charitable contribution of common stock	—	1,285	370	1,285
Income from unconsolidated joint venture	(237)	(269)	(303)	(303)
Impairment of assets	219	119	246	119
Restructuring charge	738	—	738	—
Costs to exit the supplies business	586	—	586	—
Adjusted EBITDA	$(8,658)	$(8,300)	$(20,425)	$(21,026)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation expense, amortization of lease intangible, amortization of deferred costs on convertible notes, losses on marketable securities, loss on sale of property and equipment, charitable contributions of common stock, impairment of assets, lease abandonment and termination, restructuring charges, costs to exit the supplies business and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Non-GAAP Net Loss:
Net loss	$(26,559)	$(16,549)	$(44,902)	$(36,544)
Add (deduct):
Depreciation and amortization	2,895	2,008	5,461	3,807
Stock-based compensation	5,798	5,479	10,492	8,935
Amortization of lease intangible	257	333	590	666
Amortization of deferred costs on convertible notes	464	469	930	781
Loss on marketable securities	—	332	—	1,190
Acquisition and other	196	(1,923)	226	(1,284)
Loss on sale of property and equipment	1	—	92	71
Charitable contribution of common stock	—	1,285	370	1,285
Lease abandonment and termination	8,778	—	8,778	—
Impairment of assets	219	119	246	119
Restructuring charge	738	—	738	—
Costs to exit the supplies business	586	—	586	—
Non-GAAP Net Loss	$(6,627)	$(8,447)	$(16,393)	$(20,974)

For the three months ended June 30, 2023, Non-GAAP net loss decreased to $(6.6) million, as compared to Non-GAAP net loss of $(8.4) million for the same quarter in 2022. For the quarter ended June 30, 2023, Non-GAAP net loss decreased to (6)% of revenue, as compared to (9)% of revenue for the same quarter in 2022.

For the six months ended June 30, 2023, Non-GAAP net loss decreased to $(16.4) million, as compared to Non-GAAP net loss of $(21.0) million for the same period in 2022. For the six months ended June 30, 2023, Non-GAAP net loss decreased to (8)% of revenue, as compared to (12)% of revenue for the same period in 2022.

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

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent financial service products, SaaS-based solutions and the sale of supplies.

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

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense. We expect our general and administrative expenses to increase. We expect to incur additional general and administrative expenses as a result of operating as a public company, including as a result of increased legal, accounting, and other professional services.

Other (Expenses) Income

Interest Expense

Interest expense consists of interest incurred on our outstanding borrowings under our outstanding convertible notes or other borrowings.

Interest and Dividend Income

Interest and dividend income consists of interest and dividends on our cash, cash equivalents and marketable securities.

Other Expenses

Other expenses consist primarily of realized and/or unrealized losses and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Revenue	$111,008	$95,615
Cost of revenue	67,452	57,919
Gross profit	43,556	37,696
Operating expenses:
Sales and marketing	22,666	18,145
Operations and support	14,220	12,180
Product development	8,922	7,796
General and administrative	25,582	15,057
Impairment of assets	219	119
Total operating expenses	71,609	53,297
Loss from operations	(28,053)	(15,601)
Other income (expenses):
Interest expense	(1,193)	(1,209)
Interest and dividend income	2,959	474
Other expenses	(576)	(482)
Income from unconsolidated joint venture	237	269
Total other income (expenses)	1,427	(948)
Loss before income taxes	(26,626)	(16,549)
Benefit for income taxes	67	—
Net loss	(26,559)	(16,549)
Net (loss) income attributable to noncontrolling interest	(5)	4
Net loss attributable to common stockholders	$(26,554)	$(16,553)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	60.8%	60.6%
Gross profit	39.2%	39.4%
Operating expenses:
Sales and marketing	20.4%	19.0%
Operations and support	12.8%	12.7%
Product development	8.0%	8.2%
General and administrative	23.0%	15.7%
Impairment of assets	0.2%	0.1%
Total operating expenses	64.4%	55.7%
Loss from operations	(25.2)%	(16.3)%
Other income (expenses):
Interest expense	(1.1)%	(1.3)%
Interest and dividend income	2.7%	0.5%
Other expenses	(0.5)%	(0.5)%
Income from unconsolidated joint venture	0.2%	0.3%
Total other income (expenses)	1.3%	(1.0)%
Loss before income taxes	(23.9)%	(17.3)%
Benefit for income taxes	0.1%	—%
Net loss attributable to common stockholders	(23.8)%	(17.3)%
Net (loss) income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(23.8)%	(17.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and supplies.

Revenue and cost of revenue is presented in the following tables for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,

	2023	2022
Marketplace
Revenue	$93,511	$75,598
Cost of revenue	63,914	53,492
Gross Profit	$29,597	$22,106
Gross Margin	31.7%	29.2%

Supplier services
Revenue	$17,497	$20,017
Cost of revenue	3,538	4,427
Gross Profit	$13,959	$15,590
Gross Margin	79.8%	77.9%

Revenue

Total revenue increased $15.4 million, or 16%, from $95.6 million for the three months ended June 30, 2022 to $111.0 million for the three months ended June 30, 2023. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Total revenue from marketplace and supplier services for the three months ended June 30, 2023 was $93.5 million and $17.5 million, respectively, as compared to $75.6 million and $20.0 million, respectively, for the three months ended June 30, 2022. Marketplace revenue increased $17.9 million, or 24% from $75.6 million for the three months ended June 30,

2022 to $93.5 million for the three months ended June 30, 2023. The increase in marketplace revenue was primarily due increased buyer activity on the platform for the three months ended June 30, 2023, as compared to the prior year period.

Supplier services revenue decreased $2.5 million, or 13% from $20.0 million for the three months ended June 30, 2022 to $17.5 million for the three months ended June 30, 2023. The decrease in revenue was primarily due to our exit from the supplies business in the U.S. during the second quarter of 2023.

Total revenue for the three months ended June 30, 2023 and 2022, was $95.4 million and $87.7 million, respectively, for the U.S. operating segment, and $15.6 million and $7.9 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $9.5 million, or 16%, from $57.9 million for the three months ended June 30, 2022 to $67.5 million for the three months ended June 30, 2023. This increase was primarily the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the three months ended June 30, 2023 was $63.9 million and $3.5 million, respectively, as compared to $53.5 million and $4.4 million, respectively for the three months ended June 30, 2022.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $5.9 million, or 16%, from $37.7 million for the three months ended June 30, 2022 to $43.6 million for the three months ended June 30, 2023. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 31.7% for the three months ended June 30, 2023, as compared to 29.2% for the three months ended June 30, 2022. The improvement over the prior year period was due in part to our AI-driven platform and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 79.8% for the three months ended June 30, 2023, as compared to 77.9% for the three months ended June 30, 2022. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin supplies business. As marketplace revenue continues to grow, our aggregate gross margin will change.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $4.5 million, or 25%, from $18.1 million for the three months ended June 30, 2022 to $22.7 million for the three months ended June 30, 2023, primarily due to sales commissions resulting from sales growth combined with a measurement period benefit recognized during the second quarter of 2022. As a percent of total revenue, sales and marketing expenses increased to 20.4% for the three months ended June 30, 2023 from 19.0% for the three months ended June 30, 2022.

Operations and Support

Operations and support expense increased $2.0 million, or 17%, from $12.2 million for the three months ended June 30, 2022 to $14.2 million for the three months ended June 30, 2023, due to hiring of additional operations and support employees and their compensation costs including stock-based compensation and expenses incurred as part of our restructuring and exit from the supplies business. As a percent of total revenue, operations and support expenses increased slightly to 12.8% for the three months ended June 30, 2023 from 12.7% for the three months ended June 30, 2022.

Product Development

Product development expense increased $1.1 million, or 14%, from $7.8 million for the three months ended June 30, 2022 to $8.9 million for the three months ended June 30, 2023, primarily as result of increases in depreciation expense related to developed software assets, hiring additional product development employees and their compensation, including stock-based compensation and additional software costs. As a percent of total revenue, product development expenses decreased to 8.0% for the three months ended June 30, 2023 from 8.2% for the three months ended June 30, 2022.

General and Administrative

General and administrative expense increased $10.5 million, or 70%, from $15.1 million for the three months ended June 30, 2022 to $25.6 million for the three months ended June 30, 2023. The primary driver of the increase was due to the abandonment several leases resulting in a one-time $8.7 million increase in operating lease expense. In addition, we incurred higher professional fees related to accounting and legal services, software and maintenance costs, and payroll and benefits. These increases were partially offset by a reduction in charitable contributions of Class A common stock. As a percent of total revenue, general and administrative expenses increased to 23.0% for the for the three months ended June 30, 2023 from 15.7% for the three months ended June 30, 2022.

Impairment of Assets

Impairment expense increased $0.1 million, or 84%, from $0.1 million for the three months ended June 30, 2022 to $0.2 million for the three months ended June 30, 2023. As a percent of total revenue, impairment expense increased to 0.2% for the for the three months ended June 30, 2023 from 0.1% for the three months ended June 30, 2022.

Other (Expenses) Income

Interest Expense

Interest expense remained flat from $1.2 million for the three months ended June 30, 2022 to $1.2 million for the three months ended June 30, 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income increased by $2.5 million, or 524%, from $0.5 million for the three months ended June 30, 2022 to $3.0 million for the three months ended June 30, 2023, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.1 million, or 20%, from $0.5 million for the three months ended June 30, 2022 to $0.6 for the three months ended June 30, 2023.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture decreased $32,000 for the three months ended June 30, 2023 due to a decrease in income from our 50% interest in Industrial Media, LLC.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended June 30, 2023 and 2022, was $22.9 million and $11.2 million, respectively. Total segment loss from our International operating segment for the three months ended June 30, 2023 and 2022, was $3.6 million and $5.3 million, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Revenue	$216,334	$179,286
Cost of revenue	133,409	108,651
Gross profit	82,925	70,635
Operating expenses:
Sales and marketing	45,105	37,430
Operations and support	26,828	24,538
Product development	17,047	15,085
General and administrative	41,539	28,017
Impairment of assets	246	119
Total operating expenses	130,765	105,189
Loss from operations	(47,840)	(34,554)
Other income (expenses):
Interest expense	(2,391)	(1,978)
Interest and dividend income	5,654	570
Other expenses	(559)	(1,444)
Income from unconsolidated joint venture	303	303
Total other income (expenses)	3,007	(2,549)
Loss before income taxes	(44,833)	(37,103)
(Provision) benefit for income taxes	(69)	559
Net loss	(44,902)	(36,544)
Net (loss) income attributable to noncontrolling interest	(4)	21
Net loss attributable to common stockholders	$(44,898)	$(36,565)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	61.7%	60.6%
Gross profit	38.3%	39.4%
Operating expenses:
Sales and marketing	20.8%	20.9%
Operations and support	12.4%	13.7%
Product development	7.9%	8.4%
General and administrative	19.2%	15.6%
Impairment of assets	0.1%	0.1%
Total operating expenses	60.4%	58.6%
Loss from operations	(22.1)%	(19.2)%
Other income (expenses):
Interest expense	(1.1)%	(1.1)%
Interest and dividend income	2.6%	0.3%
Other expenses	(0.3)%	(0.8)%
Income from unconsolidated joint venture	0.1%	0.2%
Total other income (expenses)	1.3%	(1.4)%
Loss before income taxes	(20.8)%	(20.6)%
(Provision) benefit for income taxes	—%	0.3%
Net loss	(20.8)%	(20.3)%
Net (loss) income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(20.8)%	(20.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and supplies.

Revenue and cost of revenue is presented in the following tables for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Marketplace
Revenue	$180,191	$140,013
Cost of revenue	125,661	100,233
Gross Profit	$54,530	$39,780
Gross Margin	30.3%	28.4%

Supplier services
Revenue	$36,143	$39,273
Cost of revenue	7,748	8,418
Gross Profit	$28,395	$30,855
Gross Margin	78.6%	78.6%

Revenue

Total revenue increased $37.0 million, or 21%, from $179.3 million for the six months ended June 30, 2022 to $216.3 million for the six months ended June 30, 2023. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $40.2 million, or 29% from $140.0 million for the six months ended June 30, 2022 to $180.2 million for the six months ended June 30, 2023. The increase in marketplace revenue was primarily due increased buyers activity on the platform for the six months ended June 30, 2023, as compared to the prior year period.

Supplier services revenue decreased $3.1 million, or 8% from $39.3 million for the six months ended June 30, 2022 to $36.1 million for the six months ended June 30, 2023. The decrease in revenue was primarily due to our exit from the supplies business in the U.S. during the second quarter of 2023.

Total revenue for the six months ended June 30, 2023 and 2022, was $189.3 million and $163.7 million, respectively, for the U.S. operating segment, and $27.0 million and $15.6 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $24.8 million, or 23%, from $108.7 million for the six months ended June 30, 2022 to $133.4 million for the six months ended June 30, 2023. This increase was primarily the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the six months ended June 30, 2023 was $125.7 million and $7.7 million, respectively, as compared to $100.2 million and $8.4 million, respectively for the six months ended June 30, 2022.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $12.3 million, or 17%, from $70.6 million for the six months ended June 30, 2022 to $82.9 million for the six months ended June 30, 2023. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 30.3% for the six months ended June 30, 2023, as compared to 28.4% for the six months ended June 30, 2022. The improvement over the prior year period was due in part to our AI-driven platform and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was constant at 78.6% for the six months ended June 30, 2023 and June 30, 2022. As marketplace revenue continues to grow, our aggregate gross margin will change.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $7.7 million, or 21%, from $37.4 million for the six months ended June 30, 2022 to $45.1 million for the six months ended June 30, 2023, primarily due to sales commissions resulting from sales growth combined with a measurement period benefit recognized during the second quarter of 2022. In addition, the increase was due to additional sales employees and compensation costs including stock-based compensation and increases in marketing and advertising spend. As a percent of total revenue, sales and marketing expenses decreased to 20.8% for the six months ended June 30, 2023 from 20.9% for the six months ended June 30, 2022.

Operations and Support

Operations and support expense increased $2.3 million, or 9%, from $24.5 million for the six months ended June 30, 2022 to $26.8 million for the six months ended June 30, 2023, primarily due to hiring of additional operations and support employees and their compensation costs including stock-based compensation and expenses incurred as part of the Company's restructuring and exit from the supplies business. As a percent of total revenue, operations and support expenses decreased to 12.4% for the six months ended June 30, 2023 from 13.7% for the six months ended June 30, 2022.

Product Development

Product development expense increased $2.0 million, or 13%, from $15.1 million for the six months ended June 30, 2022 to $17.0 million for the six months ended June 30, 2023, primarily as result of increases in depreciation expense related to developed software assets, hiring additional product development employees and their compensation, including stock-based compensation and additional software costs. As a percent of total revenue, product development expenses decreased to 7.9% for the six months ended June 30, 2023 from 8.4% for the six months ended June 30, 2022.

General and Administrative

General and administrative expense increased $13.5 million, or 48%, from $28.0 million for the six months ended June 30, 2022 to $41.5 million for the six months ended June 30, 2023. The primary driver of the increase was due to the abandonment of multiple company leases resulting in a one-time $8.7 million increase in operating lease expense. In addition, there were higher professional fees related to accounting and legal services, higher software and maintenance costs, additional administrative employees and their compensations costs including stock-based compensations and consulting expenses. These increases were partially offset by a reduction in non-cash charitable contributions of Class A common stock and insurance costs. As a percent of total revenue, general and administrative expenses increased to 19.2% for the six months ended June 30, 2023 from 15.6% for the six months ended June 30, 2022.

Impairment of Assets

Impairment expense increased $0.1 million, or 107%, from $0.1 million for the six months ended June 30, 2022 to $0.2 million for the six months ended June 30, 2023. As a percent of total revenue, impairments expense remained flat at 0.1% for the for the six months ended June 30, 2023 and June 30, 2022.

Other (Expenses) Income

Interest Expense

Interest expense increased by $0.4 million, or 21%, from $2.0 million for the six months ended June 30, 2022 to $2.4 million for the six months ended June 30, 2023, primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income increased by $5.1 million, or 892%, from $0.6 million for the six months ended June 30, 2022 to $5.7 million for the six months ended June 30, 2023, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased by $0.9 million, or 61%, from $1.4 million for the six months ended June 30, 2022 to $0.6 million for the six months ended June 30, 2023, primarily as a result of decreased losses on our marketable securities.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture was flat at $0.3 million due to no material change in income from our 50% interest in Industrial Media, LLC.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the six months ended June 30, 2023 and 2022, was $35.8 million and $26.2 million, respectively. Total segment loss from our International operating segment for the six months ended June 30, 2023 and 2022, was $9.1 million and $10.3 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of June 30, 2023, our cash and cash equivalents and marketable securities totaled $286.1 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months and over the long-term. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of June 30, 2023, the 2027 Notes have a carrying value of $280.8 million with an effective annual interest rate of 1.6%.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(22,607)	$(34,196)
Net cash provided by (used in) investing activities	12,741	(285,826)
Net cash provided by financing activities	1,144	280,659

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $22.6 million, primarily due to a net loss of $(44.9) million adjusted for non-cash charges of $29.9 million and a net decrease in our operating assets and liabilities of $(7.6) million. The non-cash adjustments primarily relate to $12.2 million of reduction to our right of use lease assets, stock-based compensation of $10.5 million, and depreciation and amortization of $5.5 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $8.3 million, an increase in other assets of $2.5 million, and a decrease in lease liabilities of $2.4 million. These decreases were offset by an increase in accrued expenses of $2.7 million and contract liabilities of $1.5 million.

Cash used in operating activities was $34.2 million during the six months ended June 30, 2022, primarily due to a net loss of $(36.5) million adjusted for non-cash charges of $19.5 million and a net decrease in our operating assets and liabilities of $(17.2) million. The non-cash adjustments primarily relate to stock-based compensation of $8.9 million, depreciation and amortization of $3.8 million, $1.2 million unrealized loss on marketable securities, $1.3 million donation of common stock and $3.5 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $11.8 million primarily due to our continued revenue growth, and increase in other assets of $3.9 million, an increase in prepaid expenses of $1.6 million, a $1.9 million increase in accounts payable and increased contract liabilities of $2.9 million. These increases were offset by a decrease in lease liabilities of $2.8 million and a decrease in accrued expenses of $2.0 million.

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $12.7 million, primarily due to the proceeds from the sale of marketable securities of $30.0 million offset by the purchase of property and equipment (which includes internal-use software development costs) of $8.5 million, $5.6 million for the purchase of marketable securities, and $3.3 million for the acquisition of Tridi.

Cash used in investing activities was $285.8 million during the six months ended June 30, 2022, primarily due to the purchase of marketable securities of $280.6 million and $5.4 million for purchases of property and equipment (which includes internal-use software development costs).

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $1.1 million, all relating to proceeds from the exercise of stock options.

Cash provided by financing activities was $280.7 million during the six months ended June 30, 2022, reflecting $287.5 million of proceeds from the issuance of the 2027 convertible senior notes. These inflows were offset by $9.3 million of convertible note costs incurred in connection with these notes.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness that existed in our internal control over financial reporting as described below. While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the controls have been in place and operate for a sufficient period of time.

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

Management’s Plan to Remediate the Material Weakness

During the first half of 2023, management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, now that Thomas has been fully integrated, we have improved our review processes over risk assessment, which also includes the documentation to support the operating effectiveness of our controls. While we implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

During the remainder of fiscal year 2023, management will test and evaluate the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Management’s Plan to Remediate the Material Weakness”, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending June 30, 2023, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Bill Cronin Chief Revenue Officer	Adopted	5/17/2023	X	-	-	7,626	7/1/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

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

XOMETRY, INC.

Date: August 9, 2023	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: August 9, 2023	By:	/s/ James Rallo
James Rallo
Chief Financial Officer