Form 10-Q
period 2023-09-30
Xometry, Inc.
filed 2023-11-09
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 45,394,804 shares of Class A common stock, $0.000001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our revenue, expenses and other operating results;

•	the anticipated growth of our business, including our ability to effectively manage or sustain our growth and to achieve or sustain profitability;

•	the effects of public health crises or other macroeconomic factors and geopolitical tension, which may lead to periods of global economic uncertainty;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to attract new buyers and suppliers and successfully engage new and existing buyers and suppliers;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to obtain, maintain, protect and enforce our intellectual property or other proprietary rights and any costs associated therewith;

•	our ability to effectively manage our costs and expenses, which may be impacted by inflationary pressures;

•	our ability to compete effectively with existing competitors and new market entrants; and

•	the growth rates of the markets in which we compete.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$44,373	$65,662
Marketable securities	232,400	253,770
Accounts receivable, less allowance for credit losses of $2.1 million and $2.0 million as of September 30, 2023 and December 31, 2022	63,974	49,188
Inventory	1,309	1,571
Prepaid expenses	4,898	7,591
Other current assets	10,309	12,273
Total current assets	357,263	390,055
Property and equipment, net	25,689	19,079
Operating lease right-of-use assets	13,337	25,923
Investment in unconsolidated joint venture	4,205	4,068
Intangible assets, net	36,678	39,351
Goodwill	262,898	258,036
Other assets	459	413
Total assets	$700,529	$736,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,326	$12,437
Accrued expenses	35,113	33,430
Contract liabilities	9,659	8,509
Income taxes payable	2,956	3,956
Operating lease liabilities, current portion	6,736	5,471
Total current liabilities	67,790	63,803
Convertible notes	281,305	279,909
Operating lease liabilities, net of current portion	12,675	16,940
Deferred income taxes	363	429
Other liabilities	1,499	1,011
Total liabilities	363,632	362,092
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 45,346,289 shares and 44,822,264 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	641,607	623,081
Accumulated other comprehensive income	442	28
Accumulated deficit	(306,287)	(249,366)
Total stockholders’ equity	335,762	373,743
Noncontrolling interest	1,135	1,090
Total equity	336,897	374,833
Total liabilities and stockholders’ equity	$700,529	$736,925

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$118,927	$103,571	$335,261	$282,857
Cost of revenue	72,678	62,670	206,087	171,321
Gross profit	46,249	40,901	129,174	111,536
Sales and marketing	23,210	21,416	68,315	58,846
Operations and support	12,622	11,620	39,450	36,158
Product development	8,523	7,613	25,570	22,698
General and administrative	14,940	15,126	56,479	43,143
Impairment of assets	151	325	397	444
Total operating expenses	59,446	56,100	190,211	161,289
Loss from operations	(13,197)	(15,199)	(61,037)	(49,753)
Other income (expenses)
Interest expense	(1,205)	(1,194)	(3,596)	(3,172)
Interest and dividend income	2,994	1,344	8,648	1,914
Other expenses	(597)	(289)	(1,156)	(1,733)
Income from unconsolidated joint venture	134	297	437	600
Total other income (expenses)	1,326	158	4,333	(2,391)
Loss before income taxes	(11,871)	(15,041)	(56,704)	(52,144)
(Provision) benefit for income taxes	(139)	—	(208)	559
Net loss	(12,010)	(15,041)	(56,912)	(51,585)
Net income (loss) attributable to noncontrolling interest	13	(4)	9	17
Net loss attributable to common stockholders	$(12,023)	$(15,037)	$(56,921)	$(51,602)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.25)	$(0.32)	$(1.19)	$(1.10)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	47,989,277	47,303,090	47,852,671	47,057,521

Comprehensive loss:
Foreign currency translation	$91	$(559)	$450	$(573)
Total other comprehensive income (loss)	91	(559)	450	(573)
Net loss	(12,010)	(15,041)	(56,912)	(51,585)
Comprehensive loss	(11,919)	(15,600)	(56,462)	(52,158)
Comprehensive income attributable to noncontrolling interest	21	14	45	85
Total comprehensive loss attributable to common stockholders	$(11,940)	$(15,614)	$(56,507)	$(52,243)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2023 and 2022

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, June 30, 2023	45,243,447	$—	2,676,154	$—	$635,267	$359	$(294,264)	$341,362	$1,114	$342,476
Exercise of common stock options	33,516	—	—	—	284	—	—	284	—	284
Vesting of restricted stock units	49,193	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	326	—	—	326	—	326
Stock based compensation	—	—	—	—	5,730	—	—	5,730	—	5,730
Comprehensive income
Foreign currency translation	—	—	—	—	—	83	—	83	8	91
Net loss	—	—	—	—	—	—	(12,023)	(12,023)	13	(12,010)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(11,940)	21	(11,919)
Balance, September 30, 2023	45,346,289	$—	2,676,154	$—	$641,607	$442	$(306,287)	$335,762	$1,135	$336,897

Balance, June 30, 2022	44,545,080	$—	2,676,154	$—	$610,331	$85	$(209,906)	$400,510	$1,105	$401,615
Exercise of common stock options	156,196	—	—	—	847	—	—	847	—	847
Donated common stock	20,133	—	—	—	987	—	—	987	—	987
Stock based compensation	—	—	—	—	5,113	—	—	5,113	—	5,113
Comprehensive income
Foreign currency translation	—	—	—	—	—	(577)	—	(577)	18	(559)
Net (loss) income	—	—	—	—	—	—	(15,037)	(15,037)	(4)	(15,041)
Total comprehensive (loss) income	—	—	—	—	—	—		(15,614)	14	(15,600)
Balance, September 30, 2022	44,721,409	$—	2,676,154	$—	$617,278	$(492)	$(224,943)	$391,843	$1,119	$392,962

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2023 and 2022

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	(Deficit) Equity
Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	373,743	$1,090	374,833
Exercise of common stock options	202,423	—	—	—	1,428	—	—	1,428	—	1,428
Vesting of restricted stock units	277,774	—	—	—	—	—	—	—	—	—
Shared issued in business combination	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	40,266	—	—	—	696	—	—	696	—	696
Stock based compensation	—	—	—	—	16,222	—	—	16,222	—	16,222
Comprehensive loss
Foreign currency translation	—	—	—	—	—	414	—	414	36	450
Net loss	—	—	—	—	—	—	(56,921)	(56,921)	9	(56,912)
Total comprehensive loss	—	—	—	—	—	—	—	(56,507)	45	(56,462)
Balance, September 30, 2023	45,346,289	$—	2,676,154	$—	$641,607	$442	$(306,287)	$335,762	$1,135	$336,897

Balance, December 31, 2021	43,998,404	$—	2,676,154	$—	$597,641	$149	$(173,341)	$424,449	$1,034	$425,483
Exercise of common stock options	662,606	—	—	—	3,317	—	—	3,317	—	3,317
Donated common stock	60,399	—	—	—	2,272	—	—	2,272	—	2,272
Stock based compensation	—	—	—	—	14,048	—	—	14,048	—	14,048
Comprehensive loss
Foreign currency translation	—	—	—	—	—	(641)	—	(641)	68	(573)
Net loss (income)	—	—	—	—	—	—	(51,602)	(51,602)	17	(51,585)
Total comprehensive loss	—	—	—	—	—	—	—	(52,243)	85	(52,158)
Balance, September 30, 2022	44,721,409	$—	2,676,154	$—	$617,278	$(492)	$(224,943)	$391,843	$1,119	$392,962

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(56,912)	$(51,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,939	5,716
Impairment of assets	397	444
Reduction in carrying amount of right-of-use asset	13,257	5,351
Stock based compensation	16,222	14,048
Revaluation of contingent consideration	305	434
Income from unconsolidated joint venture	(137)	(100)
Donation of common stock	696	2,272
Losses on marketable securities	—	1,659
Non-cash income tax benefit	—	(559)
Loss on sale of property and equipment	92	71
Inventory write-off	223	—
Amortization of deferred costs on convertible notes	1,396	1,250
Deferred taxes benefit	(66)	(2)
Changes in other assets and liabilities:
Accounts receivable, net	(14,873)	(19,032)
Inventory	(17)	(3,680)
Prepaid expenses	2,335	(1,784)
Other assets	1,395	(3,922)
Accounts payable	640	(240)
Accrued expenses	1,032	5,591
Contract liabilities	1,178	2,777
Lease liabilities	(3,845)	(4,219)
Income taxes payable	160	—
Net cash used in operating activities	(28,583)	(45,510)
Cash flows from investing activities:
Purchases of marketable securities	(8,630)	(281,897)
Proceeds from sale of marketable securities	30,000	4
Purchases of property and equipment	(12,063)	(9,608)
Proceeds from sale of property and equipment	223	165
Cash paid for business combination, net of cash acquired	(3,349)	—
Net cash provided by (used in) investing activities	6,181	(291,336)
Cash flows from financing activities:
Proceeds from stock options exercised	1,428	3,317
Proceeds from issuance of convertible notes	—	287,500
Costs incurred in connection with issuance of convertible notes	—	(9,309)
Payments on finance lease obligations	—	(2)
Net cash provided by financing activities	1,428	281,506
Effect of foreign currency translation on cash and cash equivalents	(315)	(425)
Net decrease in cash and cash equivalents	(21,289)	(55,765)
Cash and cash equivalents at beginning of the year	65,662	86,262
Cash and cash equivalents at end of the period	$44,373	$30,497
Supplemental cash flow information:
Cash paid for interest	$2,875	$1,414
Non-cash investing and financing activities:
Non-cash consideration in connection with business combination	1,593	—

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

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and dataset, resulting in a sophisticated two-sided marketplace that is rapidly digitizing the manufacturing industry. As a result, buyers can procure the products they want on demand, and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity. Interactions on our marketplace provide rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers.

Xometry’s suppliers’ capabilities include computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. Xometry's extensible technology platform allows the Company to add new technologies and processes to gain more wallet share with our buyers.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. We offer suppliers digital advertising and marketing services and data solutions. In addition, our suite of supplier services includes financial service products to stabilize and enhance cash flow and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity.

In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and Workcenter to help suppliers optimize their productivity.

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

(e)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of September 30, 2023 and December 31, 2022, the Company's marketable securities of $232.4 million and $253.8 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. No losses were recorded during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded losses of $0.5 million and $1.7 million, respectively, related to these securities, which is recorded in other expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2023	2022

Allowance for credit losses
Balance at beginning of year, January 1	$1,988	$809
Charge to provision accounts	1,527	1,324
Write-offs or other	(1,369)	(145)
Balance at period end, September 30 and December 31, respectively	$2,146	$1,988

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $10.6 million for the nine months ended September 30, 2023 and $11.5 million for the year ended December 31, 2022. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(h)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of September 30, 2023, the Company's goodwill is attributable to both the U.S. and International reporting units. As of December

31, 2022, the Company's goodwill is attributable to the U.S. reporting unit. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

Revenue is shown net of estimated returns, refunds, and allowances. At September 30, 2023 and December 31, 2022, the Company has a provision for estimated returns, refunds or allowances of $0.1 million and $0.3 million, respectively.

Sales tax and, if applicable, duties and/or tariffs collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are primarily derived from payments received in advance or at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table presents contract liabilities as of December 31, 2022 and September 30, 2023 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2022	$8,509
Revenue recognized	(151,504)
Payments received in advance	152,633
Acquired contract liabilities	21
Contract liabilities at September 30, 2023	$9,659

During the nine months ended September 30, 2023, the Company recognized approximately $8.0 million of revenue related to its contract liabilities at December 31, 2022.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2023, the Company recognized approximately $2.0 million and $6.0 million, respectively of amortization related to deferred sales commissions. For the three and nine months ended September 30, 2022, the Company recognized approximately $1.6 million and $3.1 million, respectively of amortization related to deferred sales commissions. During the nine months ended September 30, 2022, the amount included a $1.9 million measurement period benefit related to the Company's acquisition of Thomas. As of September 30, 2023 and December 31, 2022, the Company had deferred sales contract acquisition costs of $3.6 million and $3.3 million, respectively which is classified in other current assets on the Condensed Consolidated Balance Sheets.

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

(l)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and nine months ended September 30, 2023, the Company's advertising cost were $7.7 million and $23.4 million, respectively. For the three and nine months ended September 30, 2022, the Company's advertising costs were $8.3 million and $23.3 million, respectively.

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

For the three and nine months ended September 30, 2023 and 2022, no single buyer accounted for more than 10% of the Company's revenue. As of September 30, 2023, and December 31, 2022, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022

Raw materials	$171	$119
Work-in-progress	685	675
Tools inventory	-	477
Finished goods	453	300
Total	$1,309	$1,571

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30,	December 31,
	Useful Life	2023	2022

Technology hardware	3 years	$3,209	$2,927
Manufacturing equipment	5 years	3,434	2,892
Capitalized software development	3 years	34,878	24,343
Leasehold improvements	Shorter of useful life or lease term	1,402	1,345
Furniture and fixtures	7 years	2,251	1,705
Total		45,174	33,212
Less accumulated depreciation		(19,485)	(14,133)
Property and Equipment, net		$25,689	$19,079

Depreciation expense for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$38	$41	$120	$99
Sales and marketing	29	-	33	-
Operations and support	52	15	142	43
Product development	1,252	753	3,872	2,180
General and administrative	200	147	1,008	512
Total depreciation expense	$1,571	$956	$5,175	$2,834

(6) Leases

Operating lease expense for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$18	$23	$54	$60
General and administrative	1,171	1,518	13,802	4,446
Total operating lease expense	$1,189	$1,541	$13,856	$4,506

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

(7) Acquisition

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

During the second quarter of 2023, the Company recognized measurement period adjustments related to the initial fair value of the intangible asset. The Company reduced the fair value of the intangible asset from $0.6 million to $0.1 million, which resulted in $0.5 million of additional goodwill. The Company completed its valuation of the acquired assets and liabilities during the third quarter of 2023.

The following table (in thousands) summarizes the consideration paid for Tridi and the fair value of the assets acquired and liabilities assumed on the acquisition date:

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

Revenue and cost of revenue is presented in the following tables for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketplace	2023	2022	2023	2022
Revenue	$102,473	$84,060	$282,664	$224,073
Cost of revenue	70,578	58,479	196,240	158,712
Gross Profit	$31,895	$25,581	$86,424	$65,361

Supplier Services
Revenue	$16,454	$19,511	$52,597	$58,784
Cost of revenue	2,100	4,191	9,847	12,609
Gross Profit	$14,354	$15,320	$42,750	$46,175

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

The Company receives dividends from IM, LLC, which are recorded as a reduction to the Company's investment in unconsolidated joint venture on our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2023 and 2022 the Company received dividends of $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 the Company received dividends of $0.3 million and $0.5 million, respectively. The Company recorded expense to IM, LLC of $0.1 million and $0.1 million, respectively for the three months ended September 30, 2023 and 2022 and $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, there were 5,953,225 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

The weighted average assumptions for the nine months ended September 30, 2023 and 2022 are provided in the following table.

	Nine Months Ended September 30,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	80%	66%
Expected term (years)	6.3	6.0
Risk-free interest rate	3.8%	1.9%
Fair value of share	$15.82	$34.86

A summary of the status of the Company’s stock option activity and the changes during the nine months ended September 30, 2023, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable at December 31, 2022	1,391,047	6.09	7.2	$36.4
Balance at December 31, 2022	2,841,419	11.33	7.7	61.4
Granted	428,278	15.82	—	—
Exercised	(189,404)	7.19	—	—
Forfeited	(141,900)	18.65	—	—
Expired	(7,301)	24.46	—	—
Balance at September 30, 2023	2,931,092	11.87	7.3	21.8
Exercisable at September 30, 2023	1,796,986	8.50	6.6	17.7

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022, was $11.37 and $21.08, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022, was $2.5 million and $22.0 million, respectively.

At September 30, 2023, there was approximately $16.0 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately two years as of September 30, 2023.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the nine months ended September 30, 2023 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2022	875,902	44.37	$28.2
Granted	1,357,297	16.27	—
Vested	(278,149)	42.24	—
Forfeited and cancelled	(275,321)	33.92	—
Unvested RSUs as of September 30, 2023	1,679,729	23.73	28.5

At September 30, 2023, there was approximately $34.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of September 30, 2023.

Total stock-based compensation cost for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales and marketing	$1,216	$1,135	$3,453	$3,071
Operations and support	1,955	1,715	5,690	4,879
Product development	1,424	1,097	3,890	3,119
General and administrative	1,135	1,166	3,189	2,979
Total stock compensation expense	$5,730	$5,113	$16,222	$14,048

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had $0.1 million of income tax expense for the three months ended September 30, 2023, as compared to zero income tax expense/benefit in the U.S. for the three months ended September 30, 2022. During the nine months ended September 30, 2023, the Company had $0.2 million of income tax expense in the U.S. The Company had an approximate $0.6 million income tax benefit during the same time period in 2022. This estimated annual effective tax rate of (0.45%), differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(12,010)	$(15,041)	$(56,912)	$(51,585)
Net (loss) income attributable to noncontrolling interest	13	(4)	9	17
Net loss attributable to common stockholders	$(12,023)	$(15,037)	$(56,921)	$(51,602)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	47,989,277	47,303,090	47,852,671	47,057,521
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.25)	$(0.32)	$(1.19)	$(1.10)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	September 30,
	2023	2022
Stock options outstanding	2,931,092	2,865,598
Unvested restricted stock units	1,679,729	841,153
Warrants outstanding	87,784	87,784
Shares reserved for charitable contribution	261,727	301,993
Convertible notes	5,123,624	5,123,624
Total shares	10,083,956	9,220,152

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Principal	$287,500	287,500
Unamortized debt discount	(5,750)	(7,044)
Unamortized debt issuance costs	(445)	(547)
Net carrying value	$281,305	279,909

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest	$718	$719	$2,156	$1,887
Amortization of debt discount	432	432	1,294	1,151
Amortization of transaction costs	34	37	102	99
Total interest expense	$1,184	$1,188	$3,552	$3,137

The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$281,305	$266,487	$279,909	$257,671

(1) At December 31, 2022, the fair value is estimated using a discounted cash flow analysis, using interest rate that we believe are offered for similar borrowings (a Level 3 measurement). As of September 30, 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the quarter.

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

Restructuring

In December 2022 and May 2023, the Company reduced its workforce to help manage its operating expenses. During the three months ended September 30, 2023, the Company incurred no employee termination costs. During the nine months ended September 30, 2023, the Company incurred $0.7 million for employee termination costs related to the May 2023 restructuring.

The following table shows the total amount incurred and the liability, which was recorded in accrued expenses in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2022 and September 30, 2023 (in thousands):

Employee Termination Benefits

Accrued restructuring costs as of December 31, 2022	$1,549
Restructuring costs incurred during the nine months ended September 30, 2023	738
Amount paid during the period ended September 30, 2023	(2,228)
Accrued restructuring costs as of September 30, 2023	$59

The following table shows the total restructuring costs incurred during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Sales and marketing	$-	$-	$224	$-
Operations and support	-	-	230	-
Product development	-	-	117	-
General and administrative	-	-	167	-
Total restructure charge	$-	$-	$738	$-

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

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and was $1.6 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The following tables reflect certain segment information for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Revenue
U.S.	$103,379	$94,829	$292,715	$258,553
International	15,548	8,742	42,546	24,304
Total	$118,927	$103,571	$335,261	$282,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Losses
U.S.	$(7,893)	$(10,732)	$(43,742)	$(36,977)
International	(4,130)	(4,305)	(13,179)	(14,625)
Total	$(12,023)	$(15,037)	$(56,921)	$(51,602)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	September 30, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$4,422	$32,178
Trade Names	10	800	145	655
Developed Technology	5	740	307	433
Vendor Relationships	15	1,277	314	963
Database	5	2,400	870	1,530
Patents	17	157	49	108
Subtotal intangible assets		41,974	6,107	35,867
In-place Lease Intangible Asset	4	568	251	317
Above Market Lease Intangible Asset	4	896	402	494
Total intangible assets		$43,438	$6,760	$36,678

	December 31, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$2,638	$34,014
Trade Names	10	841	97	744
Developed Technology	5	739	182	557
Vendor Relationships	15	1,267	299	968
Database	5	2,400	510	1,890
Patents	17	157	42	115
Subtotal intangible assets		42,056	3,768	38,288
In-place Lease Intangible Asset	4	548	143	405
Above Market Lease Intangible Asset	4	896	238	658
Total intangible assets		$43,500	$4,149	$39,351

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2023	2022

Balance as of January 1:
Gross goodwill	$261,110	$257,746
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	258,036	254,672
Goodwill acquired during the year(1)	4,836	3,364
Impact of foreign exchange	26	—
Net goodwill as of September 30, 2023, and December 31, 2022	$262,898	$258,036

(1) See Note 7 - Acquisitions.

As of September 30, 2023 and December 31, 2022, Xometry had $262.9 million and $258.0 million, respectively of goodwill. As of September 30, 2023, $258.0 million is part of Xometry’s U.S. operating segment and $4.9 million is part of Xometry’s International operating segment. As of December 31, 2022, $258.0 million is part of Xometry's U.S. operating segment.

As of September 30, 2023, estimated amortization expense for intangible assets for the remainder of 2023 and the next five years is: $0.9 million in 2023, $3.6 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028 and $20.2 million thereafter.

Amortization expense for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$767	776	$2,347	2,326
Product development	42	86	126	257
General and administrative (1)	7	91	20	299
Total	$816	$953	$2,493	$2,882

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

Overview

Xometry, Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry is a global online marketplace connecting buyers with suppliers of manufacturing services, transforming one of the largest industries in the world. We use our proprietary technology to create a marketplace that enables buyers to efficiently source manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry’s corporate headquarters is located in North Bethesda, Maryland.

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and dataset, resulting in a sophisticated two-sided marketplace that is rapidly digitizing the manufacturing industry. As a result, buyers can procure the products they want on demand, and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity. Interactions on our marketplace provide rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers.

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

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified and expanding mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. Xometry's extensible technology platform allows the Company to add new technologies and processes to gain more wallet share with our buyers. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Aerospace, Healthcare, Robotics, Defense, Industrial, Energy, Automotive, Government, Education and Consumer Goods.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. We offer suppliers digital advertising and marketing services and data solutions. In addition, our suite of supplier services includes financial service products to stabilize and enhance cash flow and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity.

In 2021, we acquired Thomas Publishing Company (“Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and Workcenter to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends our marketplace capabilities in Europe and provides us access to the Turkish market.

In May 2023, the Company reduced its workforce by approximately 4% to help manage its operating expenses. During the second quarter of 2023, the Company incurred $0.7 million for employee termination costs related to the May 2023 restructuring.

In addition, the Company previously provided suppliers with access to competitively priced tools, material and supplies in the United States. As a result of exiting the supplies business during the second quarter of 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, geopolitical tensions and the COVID-19 pandemic, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 52,467 as of September 30, 2023, up 43% from 36,789 as of September 30, 2022. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

Active Buyers
36,789
40,664
44,716
48,294
52,467
3Q22
4Q22
1Q23
2Q23
3Q23

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

For the quarter ended September 30, 2023, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,223 as of September 30, 2023, up 26% from 974 as of September 30, 2022.

Accounts with
LTM Spend of at Least $50,000
974
1,027
1,109
1,159
1,223
3Q22
4Q22
1Q23
2Q23
3Q23

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

Active Paying Suppliers has grown over time. The number of Active Paying Suppliers on our platform reached 7,415 as of September 30, 2023, down 2% from 7,557 as of September 30, 2022. The key drivers of Active Paying Suppliers are continued supplier engagement and the success of our strategy to attract new suppliers. The decline during the quarter ended September 30, 2023 is due to our exit from the supplies business. Excluding the supplies business, Active Paying Suppliers on our platform reached 7,337 as of September 30, 2023, up 4% from 7,092 as of September 30, 2022.

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

For the three months ended September 30, 2023, Adjusted EBITDA loss was $(4.2) million, as compared to Adjusted EBITDA loss of $(6.5) million for the same quarter in 2022. For the quarter ended September 30, 2023, Adjusted EBITDA Margin was (4)% of revenue, as compared to (6)% of revenue for the same quarter in 2022, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

For the nine months ended September 30, 2023, Adjusted EBITDA loss was $(24.6) million, as compared to Adjusted EBITDA loss of $(27.5) million for the same period in 2022. For the nine months ended September 30, 2023, Adjusted EBITDA Margin was (7)% of revenue, as compared to (10)% of revenue for the same period in 2022, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(12,010)	$(15,041)	$(56,912)	$(51,585)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(1,192)	139	(3,896)	2,991
Depreciation and amortization	2,478	1,909	7,939	5,716
Amortization of lease intangible	180	333	770	999
Provision (benefit) for income taxes	139	—	208	(559)
Stock based compensation	5,730	5,113	16,222	14,048
Lease abandonment	—	—	8,706	—
Acquisition and other	117	42	343	(1,242)
Charitable contribution of common stock	326	987	696	2,272
Income from unconsolidated joint venture	(134)	(297)	(437)	(600)
Impairment of assets	151	325	397	444
Restructuring charge	—	—	738	—
Costs to exit the supplies business	—	—	586	—
Adjusted EBITDA	$(4,215)	$(6,490)	$(24,640)	$(27,516)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation expense, amortization of lease intangible, amortization of deferred costs on convertible notes, loss on marketable securities, loss on sale of property and equipment, charitable contributions of common stock, impairment of assets, lease abandonment and termination, restructuring charges, costs to exit the supplies business and acquisition and other adjustments not reflective of the Company's ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Non-GAAP Net Loss:
Net loss	$(12,010)	$(15,041)	$(56,912)	$(51,585)
Add (deduct):
Depreciation and amortization	2,478	1,909	7,939	5,716
Stock-based compensation	5,730	5,113	16,222	14,048
Amortization of lease intangible	180	333	770	999
Amortization of deferred costs on convertible notes	466	469	1,396	1,250
Loss on marketable securities	—	469	—	1,659
Acquisition and other	117	42	343	(1,242)
Loss on sale of property and equipment	—	—	92	71
Charitable contribution of common stock	326	987	696	2,272
Lease abandonment and termination	—	—	8,778	—
Impairment of assets	151	325	397	444
Restructuring charge	—	—	738	—
Costs to exit the supplies business	—	—	586	—
Non-GAAP Net Loss	$(2,562)	$(5,394)	$(18,955)	$(26,368)

For the three months ended September 30, 2023, Non-GAAP net loss was $(2.6) million, as compared to Non-GAAP net loss of $(5.4) million for the same quarter in 2022. For the quarter ended September 30, 2023, Non-GAAP net loss was (2)% of revenue, as compared to (5)% of revenue for the same quarter in 2022.

For the nine months ended September 30, 2023, Non-GAAP net loss was $(19.0) million, as compared to Non-GAAP net loss of $(26.4) million for the same period in 2022. For the nine months ended September 30, 2023, Non-GAAP net loss was (6)% of revenue, as compared to (9)% of revenue for the same period in 2022.

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

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense. We expect general and administrative expenses to fluctuate as a result of operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Revenue	$118,927	$103,571
Cost of revenue	72,678	62,670
Gross profit	46,249	40,901
Operating expenses:
Sales and marketing	23,210	21,416
Operations and support	12,622	11,620
Product development	8,523	7,613
General and administrative	14,940	15,126
Impairment of assets	151	325
Total operating expenses	59,446	56,100
Loss from operations	(13,197)	(15,199)
Other income (expenses):
Interest expense	(1,205)	(1,194)
Interest and dividend income	2,994	1,344
Other expenses	(597)	(289)
Income from unconsolidated joint venture	134	297
Total other income (expenses)	1,326	158
Loss before income taxes	(11,871)	(15,041)
Provision for income taxes	(139)	—
Net loss	(12,010)	(15,041)
Net income (loss) attributable to noncontrolling interest	13	(4)
Net loss attributable to common stockholders	$(12,023)	$(15,037)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	61.1%	60.5%
Gross profit	38.9%	39.5%
Operating expenses:
Sales and marketing	19.5%	20.7%
Operations and support	10.6%	11.2%
Product development	7.2%	7.4%
General and administrative	12.6%	14.6%
Impairment of assets	0.1%	0.3%
Total operating expenses	50.0%	54.2%
Loss from operations	(11.1)%	(14.7)%
Other income (expenses):
Interest expense	(1.0)%	(1.2)%
Interest and dividend income	2.5%	1.3%
Other expenses	(0.5)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.3%
Total other income (expenses)	1.1%	0.1%
Loss before income taxes	(10.0)%	(14.6)%
Provision for income taxes	(0.1)%	—%
Net loss attributable to common stockholders	(10.1)%	(14.6)%
Net income (loss) attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(10.1)%	(14.6)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and supplies.

Revenue and cost of revenue is presented in the following tables for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,

	2023	2022
Marketplace
Revenue	$102,473	$84,060
Cost of revenue	70,578	58,479
Gross Profit	$31,895	$25,581
Gross Margin	31.1%	30.4%

Supplier services
Revenue	$16,454	$19,511
Cost of revenue	2,100	4,191
Gross Profit	$14,354	$15,320
Gross Margin	87.2%	78.5%

Revenue

Total revenue increased $15.4 million, or 15%, from $103.6 million for the three months ended September 30, 2022 to $118.9 million for the three months ended September 30, 2023. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Total revenue from marketplace and supplier services for the three months ended September 30, 2023 was $102.5 million and $16.5 million, respectively, as compared to $84.1 million and $19.5 million, respectively, for the three months ended September 30, 2022. Marketplace revenue increased $18.4 million, or 22% from $84.1 million for the three months ended September 30, 2022 to $102.5 million for the three months ended September 30, 2023. The increase in marketplace revenue was primarily due increased buyer activity on the platform for the three months ended September 30, 2023, as compared to the prior year period.

Supplier services revenue decreased $3.1 million, or 16% from $19.5 million for the three months ended September 30, 2022 to $16.5 million for the three months ended September 30, 2023. The decrease in revenue was primarily due to our exit from the supplies business in the U.S. during the second quarter of 2023.

Total revenue for the three months ended September 30, 2023 and 2022, was $103.4 million and $94.8 million, respectively, for the U.S. operating segment, and $15.5 million and $8.7 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $10.0 million, or 16%, from $62.7 million for the three months ended September 30, 2022 to $72.7 million for the three months ended September 30, 2023. This increase was the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the three months ended September 30, 2023 was $70.6 million and $2.1 million, respectively, as compared to $58.5 million and $4.2 million, respectively for the three months ended September 30, 2022.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $5.3 million, or 13%, from $40.9 million for the three months ended September 30, 2022 to $46.2 million for the three months ended September 30, 2023. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 31.1% for the three months ended September 30, 2023, as compared to 30.4% for the three months ended September 30, 2022. The improvement over the prior year period was due in part to our AI-driven platform and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 87.2% for the three months ended September 30, 2023, as compared to 78.5% for the three months ended September 30, 2022. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin supplies business. As marketplace revenue continues to grow, our aggregate gross margin will change.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $1.8 million, or 8%, from $21.4 million for the three months ended September 30, 2022 to $23.2 million for the three months ended September 30, 2023, primarily due to sales commissions resulting from sales growth offset by lower advertising costs. As a percent of total revenue, sales and marketing expenses decreased to 19.5% for the three months ended September 30, 2023 from 20.7% for the three months ended September 30, 2022.

Operations and Support

Operations and support expense increased $1.0 million, or 9%, from $11.6 million for the three months ended September 30, 2022 to $12.6 million for the three months ended September 30, 2023, due to increases in consulting costs and hiring additional operations and support employees and their compensation, including stock-based compensation. As a percent of total revenue, operations and support expenses decreased to 10.6% for the three months ended September 30, 2023 from 11.2% for the three months ended September 30, 2022.

Product Development

Product development expense increased $0.9 million, or 12%, from $7.6 million for the three months ended September 30, 2022 to $8.5 million for the three months ended September 30, 2023, primarily as result of increases in depreciation expense related to capitalized internal-use software development costs, hiring additional product development employees and their compensation, including stock-based compensation, and additional software costs, offset by a decrease in consulting expense. As a percent of total revenue, product development expenses decreased to 7.2% for the three months ended September 30, 2023 as compared to 7.4% for the three months ended September 30, 2022.

General and Administrative

General and administrative expense decreased $0.2 million, or 1%, from $15.1 million for the three months ended September 30, 2022 to $14.9 million for the three months ended September 30, 2023. The decrease is due to a reduction in non-cash charitable contributions of Class A common stock and lower facility cost due to the abandonment of leased offices in the second quarter of 2023. Offsetting these decreases are increased costs for software and maintenance, consulting expense and professional fees. As a percent of total revenue, general and administrative expenses decreased to 12.6% for the for the three months ended September 30, 2023 from 14.6% for the three months ended September 30, 2022.

Impairment of Assets

Impairment expense decreased $0.2 million, or 54%, from $0.3 million for the three months ended September 30, 2022 to $0.2 million for the three months ended September 30, 2023. As a percent of total revenue, impairment expense decreased to 0.1% for the for the three months ended September 30, 2023 from 0.3% for the three months ended September 30, 2022.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended September 30, 2022 and for the three months ended September 30, 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income increased by $1.7 million, or 123%, from $1.3 million for the three months ended September 30, 2022 to $3.0 million for the three months ended September 30, 2023, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.3 million, or 107%, from $0.3 million for the three months ended September 30, 2022 to $0.6 for the three months ended September 30, 2023.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture decreased $0.2 million, or 55%, from $0.3 million for the three months ended September 30, 2022 to $0.1 for the three months ended September 30, 2023 due to a decrease in income from our 50% interest in Industrial Media, LLC.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended September 30, 2023 and 2022, was $7.9 million and $10.7 million, respectively. Total segment loss from our International operating segment for the three months ended September 30, 2023 and 2022, was $4.1 million and $4.3 million, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Revenue	$335,261	$282,857
Cost of revenue	206,087	171,321
Gross profit	129,174	111,536
Operating expenses:
Sales and marketing	68,315	58,846
Operations and support	39,450	36,158
Product development	25,570	22,698
General and administrative	56,479	43,143
Impairment of assets	397	444
Total operating expenses	190,211	161,289
Loss from operations	(61,037)	(49,753)
Other income (expenses):
Interest expense	(3,596)	(3,172)
Interest and dividend income	8,648	1,914
Other expenses	(1,156)	(1,733)
Income from unconsolidated joint venture	437	600
Total other income (expenses)	4,333	(2,391)
Loss before income taxes	(56,704)	(52,144)
(Provision) benefit for income taxes	(208)	559
Net loss	(56,912)	(51,585)
Net income (loss) attributable to noncontrolling interest	9	17
Net loss attributable to common stockholders	$(56,921)	$(51,602)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	61.5%	60.6%
Gross profit	38.5%	39.4%
Operating expenses:
Sales and marketing	20.4%	20.8%
Operations and support	11.8%	12.8%
Product development	7.6%	8.0%
General and administrative	16.8%	15.3%
Impairment of assets	0.1%	0.2%
Total operating expenses	56.7%	57.1%
Loss from operations	(18.2)%	(17.7)%
Other income (expenses):
Interest expense	(1.1)%	(1.1)%
Interest and dividend income	2.6%	0.7%
Other expenses	(0.3)%	(0.6)%
Income from unconsolidated joint venture	0.1%	0.2%
Total other income (expenses)	1.3%	(0.8)%
Loss before income taxes	(16.9)%	(18.5)%
(Provision) benefit for income taxes	(0.1)%	0.2%
Net loss	(17.0)%	(18.3)%
Net income (loss) attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(17.0)%	(18.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and supplies.

Revenue and cost of revenue is presented in the following tables for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Marketplace
Revenue	$282,664	$224,073
Cost of revenue	196,240	158,712
Gross Profit	$86,424	$65,361
Gross Margin	30.6%	29.2%

Supplier services
Revenue	$52,597	$58,784
Cost of revenue	9,847	12,609
Gross Profit	$42,750	$46,175
Gross Margin	81.3%	78.6%

Revenue

Total revenue increased $52.4 million, or 19%, from $282.9 million for the nine months ended September 30, 2022 to $335.3 million for the nine months ended September 30, 2023. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $58.6 million, or 26% from $224.1 million for the nine months ended September 30, 2022 to $282.7 million for the nine months ended September 30, 2023. The increase in marketplace revenue was primarily due increased buyers activity on the platform for the nine months ended September 30, 2023, as compared to the prior year period.

Supplier services revenue decreased $6.2 million, or 11% from $58.8 million for the nine months ended September 30, 2022 to $52.6 million for the nine months ended September 30, 2023. The decrease in revenue was primarily due to our exit from the supplies business in the U.S. during the second quarter of 2023.

Total revenue for the nine months ended September 30, 2023 and 2022, was $292.7 million and $258.6 million, respectively, for the U.S. operating segment, and $42.5 million and $24.3 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $34.8 million, or 20%, from $171.3 million for the nine months ended September 30, 2022 to $206.1 million for the nine months ended September 30, 2023. This increase was the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the nine months ended September 30, 2023 was $196.2 million and $9.8 million, respectively, as compared to $158.7 million and $12.6 million, respectively for the nine months ended September 30, 2022.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $17.6 million, or 16%, from $111.5 million for the nine months ended September 30, 2022 to $129.2 million for the nine months ended September 30, 2023. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 30.6% for the nine months ended September 30, 2023, as compared to 29.2% for the nine months ended September 30, 2022. The improvement over the prior year period was due in part to our AI-driven platform and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services improved to 81.3% for the nine months ended September 30, 2023, as compared to 78.6% for the nine months ended September 30, 2022. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin supplies business. As marketplace revenue continues to grow, our aggregate gross margin will change.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $9.5 million, or 16%, from $58.8 million for the nine months ended September 30, 2022 to $68.3 million for the nine months ended September 30, 2023, the increase was primarily due to increases in commissions expense due to increased sales and additional sales and marketing employees and compensation costs, including stock-based compensation. As a percent of total revenue, sales and marketing expenses decreased to 20.4% for the nine months ended September 30, 2023 from 20.8% for the nine months ended September 30, 2022.

Operations and Support

Operations and support expense increased $3.3 million, or 9%, from $36.2 million for the nine months ended September 30, 2022 to $39.5 million for the nine months ended September 30, 2023, primarily due to hiring of additional operations and support employees and their compensation costs, including stock-based compensation, and expenses incurred as part of the Company's restructuring and exit from the supplies business. As a percent of total revenue, operations and support expenses decreased to 11.8% for the nine months ended September 30, 2023 from 12.8% for the nine months ended September 30, 2022.

Product Development

Product development expense increased $2.9 million, or 13%, from $22.7 million for the nine months ended September 30, 2022 to $25.6 million for the nine months ended September 30, 2023, primarily as result of increases in depreciation expense related to capitalized internal-use software development costs, hiring additional product development employees and their compensation, including stock-based compensation and additional software and maintenance costs. Offsetting these costs were decreases in consulting expenses. As a percent of total revenue, product development expenses decreased slightly to 7.6% for the nine months ended September 30, 2023 from 8.0% for the nine months ended September 30, 2022.

General and Administrative

General and administrative expense increased $13.3 million, or 31%, from $43.1 million for the nine months ended September 30, 2022 to $56.5 million for the nine months ended September 30, 2023. The primary driver of the increase was due to the abandonment of multiple company leases resulting in a one-time $8.7 million increase in operating lease expense. In addition, there were higher professional fees related to accounting and legal services, higher software and maintenance costs and consulting expenses. These increases were partially offset by a reduction in non-cash charitable contributions of Class A common stock and insurance costs. As a percent of total revenue, general and administrative expenses increased to 16.8% for the nine months ended September 30, 2023 from 15.3% for the nine months ended September 30, 2022.

Impairment of Assets

Impairment expense remained constant at approximately $0.4 million for the nine months ended September 30, 2022 and 2023. As a percent of total revenue, impairments expense decreased to 0.1% for the nine months ended September 30, 2023 from 0.2% for the nine months ended September 30, 2022.

Other (Expenses) Income

Interest Expense

Interest expense increased by $0.4 million, or 13%, from $3.2 million for the nine months ended September 30, 2022 to $3.6 million for the nine months ended September 30, 2023, primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income increased by $6.7 million, or 352%, from $1.9 million for the nine months ended September 30, 2022 to $8.6 million for the nine months ended September 30, 2023, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased by $0.6 million, or 33%, from $1.7 million for the nine months ended September 30, 2022 to $1.2 million for the nine months ended September 30, 2023, primarily as a result of decreases in unrealized loss on marketable securities.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture decreased $0.2 million, or 27%, from $0.6 million for the nine months ended September 30, 2022 to $0.4 million for the nine months ended September 30, 2023, primarily due to a decrease in the income from our 50% interest in Industrial Media, LLC.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the nine months ended September 30, 2023 and 2022, was $43.7 million and $37.0 million, respectively. Total segment loss from our International operating segment for the nine months ended September 30, 2023 and 2022, was $13.2 million and $14.6 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of September 30, 2023, our cash and cash equivalents and marketable securities totaled $276.8 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months and over the long-term. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of September 30, 2023, the 2027 Notes have a carrying value of $281.3 million with an effective annual interest rate of 1.6%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(28,583)	$(45,510)
Net cash provided by (used in) investing activities	6,181	(291,336)
Net cash provided by financing activities	1,428	281,506

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $28.6 million, primarily due to a net loss of $(56.9) million adjusted for non-cash charges of $40.3 million and a net decrease in our operating assets and liabilities of $(12.0) million. The non-cash adjustments primarily relate to stock-based compensation of $16.2 million, $13.3 million of reduction to our right of use lease assets, and depreciation and amortization of $7.9 million. The net decrease in operating assets and liabilities is primarily driven by changes in accounts receivable of $14.9 million and lease liabilities of $3.8 million, offset by changes in contract liabilities of $1.2 million, accrued expenses of $1.0 million, prepaid expenses of $2.3 million and other assets of $1.4 million.

For the nine months ended September 30, 2022, net cash used in operating activities was $45.5 million, primarily due to a net loss of $(51.6) million adjusted for non-cash charges of $30.6 million and a net decrease in our operating assets and liabilities of $(24.5) million. The non-cash adjustments primarily relate to stock-based compensation of $14.0 million, depreciation and amortization of $5.7 million, $1.7 million unrealized loss on marketable securities, $2.3 million donation of common stock and $5.4 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts receivable of $19.0 million, primarily due to our continued revenue growth, other assets of $3.9 million, inventory of $3.7 million, prepaid expenses of $1.8 million and lease liabilities of $4.2 million, offset by changes in accrued expenses of $5.6 million and contract liabilities of $2.8 million.

Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $6.2 million, primarily due to the proceeds from the sale of marketable securities of $30.0 million offset by the purchase of property and equipment (which includes internal-use software development costs) of $12.1 million, $8.6 million for the purchase of marketable securities, and $3.3 million for the acquisition of Tridi.

For the nine months ended September 30, 2022, net cash used by investing activities was $291.3 million, primarily due to the purchase of marketable securities of $281.9 million and $9.6 million for purchases of property and equipment (which includes internal-use software development costs).

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $1.4 million, relating to proceeds from the exercise of stock options.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures such as those caused by geopolitical tensions, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness that existed in our internal control over financial reporting as described below. While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the controls have been in place and operate for a sufficient period of time.

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

Management’s Plan to Remediate the Material Weakness

During the first three quarters of 2023, management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, now that Thomas has been fully integrated, we have improved our review processes over risk assessment, which also includes the documentation to support the operating effectiveness of our controls. While we implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

During the remainder of fiscal year 2023, management will test and evaluate the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Management’s Plan to Remediate the Material Weakness”, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending September 30, 2023, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
James Rallo Chief Financial Officer	Adopted	8/15/2023	X	-	135,669	-	11/20/2025
Emily Rollins Director	Adopted	9/1/2023	X	-	6,000	-	5/31/2024

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

XOMETRY, INC.

Date: November 9, 2023	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: November 9, 2023	By:	/s/ James Rallo
James Rallo
Chief Financial Officer