Form 10-K
period 2023-12-31
Xometry, Inc.
filed 2024-02-29
CIK 1657573

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2023 was $845 million.

The number of shares of Registrant’s Class A common stock outstanding as of February 19, 2024 was 45,901,958 and the number of shares of the registrant’s Class B common stock outstanding as of February 19, 2024 was 2,676,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2024 annual meeting of stockholders, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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

i

PART I

Item 1. Business.

Xometry, Inc. (Xometry, the “Company”, “our”, or “we”) is a global artificial intelligence (“AI”) powered online marketplace connecting buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. We use our proprietary AI, machine learning and cloud-based services, including our Thomasnet® platform, to help buyers efficiently source custom-manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses.

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and datasets, resulting in a sophisticated two-sided marketplace that is rapidly digitizing the manufacturing industry. As a result, buyers can procure the products they want on demand, and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity, ultimately resulting in locally resilient supply chains so goods can get to market faster. Every interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We define “buyers” as individuals who have placed an order to purchase custom-manufactured, on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors, entrepreneurs and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our platform for a buyer or have utilized our supplier services, including our financial services or the purchase of supplies.

Manufacturing is one of the largest industries globally and is in the early stages of digitization. Buyers looking to source manufacturing processes are faced with a highly fragmented and regionalized base of suppliers that are prone to supply chain disruptions and are difficult to efficiently manage. Opaque pricing structures, long lead times and a lack of quality controls contribute to a procurement process that is inefficient, unpredictable and unreliable. Conversely, suppliers of specialized and custom manufacturing services are faced with limited ability to source customers, inconsistent demand, volatile operating costs and resource constraints that put their businesses under significant financial pressure. For supply chains around the world to become more reliable and resilient, buyers and suppliers need a more efficient, agile way to transact.

We enable buyers across industries to source a broad array of manufacturing processes to meet their needs. We generate a majority of our revenue from the prices we charge buyers on our platform. Buyers begin by uploading an engineering schematic that contains 3D design specifications, typically a computer-aided design (“CAD”) file. Then, our proprietary AI-enabled Xometry Instant Quoting Engine® prices transactions based on factors such as volume, manufacturing process, material and location. We continue to add new processes to our Xometry Instant Quoting Engine. The convenience and transparency of our model leads to increasing buyer loyalty and spend over time. In addition, we offer buyers the ability to purchase carbon credits to offset the carbon used to make and ship their parts. Revenue from our marketplace was approximately 85% of our total revenue for the year ended December 31, 2023.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Through Thomasnet, a leading industrial sourcing platform in North America, we offer suppliers an array of digital advertising and marketing services and data solutions on Thomasnet. In addition, our suite of supplier services includes financial service products to stabilize and enhance cash flow and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity. Revenue from our supplier services was approximately 15% of our total revenue for the year ended December 31, 2023.

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

•
Sourcing manufacturing opportunities is a complex, costly and time-consuming process. Even for the most sophisticated buyers and suppliers, the manufacturing sourcing and procurement process is complex, uncertain, costly and time-consuming. We believe that the labor-intensive sourcing process presents a significant opportunity as buyers and suppliers look for more efficient ways to source demand and launch production.
•
Resilient, localized and compliant supply chains are imperative. There is a significant opportunity to help companies around the world improve their supply chain diversification, access just-in-time production, and build supply chain resilience. The effects of the recent public health crises and ongoing geopolitical instability have highlighted the urgent need for resilient and localized supply chains.
•
There is increasing focus on the manufacturing industry to address environmental, social and governance (“ESG”) issues. Companies and investors are increasingly focused on the importance of ESG issues. Supply chain management is a major source of carbon emissions. A lack of transparency in the supply chain makes it more difficult for companies to track and address their carbon emissions. Many companies, including some of the largest corporations in the U.S., are shifting their focus towards building more equitable supply chains and sourcing from more diverse suppliers. These issues continue to garner management and stakeholder focus, and we believe companies will increasingly look to productive business solutions that limit environmental harm and address social issues throughout the manufacturing ecosystem.
•
Multiple catalysts have led to an inflection point for industry digitization. We believe future expected labor shortages, in combination with the proliferation of new technologies, necessitates digital solutions that increase productivity, improve financial performance and allow them to compete sustainably.

Our Opportunity

We believe the unique challenges that companies and manufacturers face, supporting macro trends, and innovations in technology have brought the manufacturing industry to an inflection point for digital transformation. We provide the solution—a marketplace to unlock access, drive business efficiency, and improve the sustainability of manufacturing worldwide.

At the time of our initial public offering (“IPO”), we estimated our addressable market at $260 billion based on the estimated size of the market for the six key manufacturing processes offered on our platform at that time. This included CNC machining, injection molding, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis and multi jet fusion), sheet forming and cutting, die casting and urethane casting. Subsequently, we acquired Thomas Publishing Company and its subsidiaries (“Thomas”) which has data and information about suppliers which offer over 70,000 industrial processes, which we believe expands our addressable market to over $2 trillion.

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

Marketplace customers can calculate the carbon footprint of their manufacturing projects to help them make informed decisions that will help them reduce their carbon emissions. In 2022, we integrated the Gravity Climate API into our marketplace. The Gravity Climate API calculates carbon emissions estimates for Xometry order requests, using climate science and data related to product material, manufacturing processes, mass, and geography.

We also offer a Carbon Offset Program, which gives buyers an integrated option to offset up to 100% of the carbon footprint of the entire manufacturing process for their orders from raw material extraction and processing, to the transportation of materials and goods along the supply chain, to the energy consumed in fabrication and the operations of the manufacturer. Additionally, we purchase carbon credits to offset 100% of the estimated impact of the shipment of parts to buyers from sellers and we promote green technologies like additive manufacturing, which help to reduce the carbon footprint of the manufacturing industry globally.

Why Buyers Win

•
Instant and Competitive Pricing and Lead Times. We create value for buyers through our marketplace which is fueled by the continuous learning of our AI-enabled technology platform. The data generated by platform interactions improves the efficiency of our marketplace pricing and improves lead times for buyers. As our AI technology learns buyer needs and preferences, it becomes more precise and efficient, leading to better pricing and matching which in turn drives greater buyer engagement on the platform.
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
•
Access to a Growing Network of Suppliers. We provide buyers access to a growing global network of suppliers on our platform. Our extensive network alongside a personalized user experience allows buyers to submit projects with unique components and specifications, which we source through our platform to suppliers that are able to deliver. In particular, we implement select credentialing and compliance specifications to ensure that we can meet the standards for buyers across a number of industries.
•
Broad Suite of Industry-Specific Solutions. We offer a wide range of traditional and emerging manufacturing processes and materials for customized solutions across massive industries including Aerospace, Healthcare, Robotics, Defense, Industrial, Energy, Automotive, Government, Education and Consumer Goods. The extensibility of our platform allows us to add new processes over time.
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

•
Operational Excellence. We aim to be a completely digital one-stop-shop for all workflow solutions for suppliers. Workcenter helps our suppliers digitize their operations so they can work smarter and faster. We provide order management, shipping and collaboration tools, reducing friction for suppliers and improving overall manufacturing order process efficiency. During 2022, we introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers, and also quote new projects from Xometry and Thomas.
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
•
Advertising, Marketing and Data Solutions. Our suite of digital advertising and marketing services and data solutions provided by Thomasnet helps suppliers grow and efficiently run their business. We offer suppliers a full slate of digital advertising and marketing services, including targeted advertising to buyers, website building, and search-engine optimization (“SEO”) resources that will help them further grow their business.
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

Why We Win

•
Rich Data and Constantly Improving AI Technology. In an industry that historically used intuition and basic data to drive purchasing and pricing decisions, we offer our customers pricing using our proprietary predictive algorithms. Our platform interactions generate millions of data inputs that are reinvested to continue improving our proprietary technology, machine learning and data analytics models. Leveraging this growing data set, we have been refining our AI technology to improve sourcing, pricing and lead time quotes for buyers and suppliers. This data in combination with our machine learning algorithms fuels the continuous learning of our models. As our models improve, pricing and supplier matching on our platform becomes more efficient helping to drive expanding marketplace gross margin.
•
Custom-Built, Extensible Platform. Our manufacturing processes and supply offerings are tailored to the complex and industry-specific design and order needs of manufacturing. These custom offerings are powered by our diverse and growing supplier network which contributes differentiated processes and our AI-enabled technology that facilitates intelligent matches between buyers and suppliers. Additionally, our use of services-oriented architecture and cloud infrastructure ensures scalability and helps reduce the time to market for new offerings. With the acquisition of Thomasnet, we continue to add new manufacturing processes by leveraging data and supplier relationships on the platform.
•
Powerful Network Effects. Today, we are the largest AI-enabled digital manufacturing marketplace by revenue. As we continue to scale, we benefit from a self-reinforcing, virtuous cycle, in which marketplace interactions contribute valuable data points and insights that improve our AI-enabled platform. As a result, we have experienced rapid growth in our active buyer and active supplier base, fueling marketplace growth.
•
Buyer Engagement and Expansion. Our flexible ordering process allows us to land new customers and increases buyer loyalty, fueling an efficient go-to-market model. Over time, our accounts typically increase their spend with us through the addition of buyers and incremental processes, increasing order frequency and spend. For the quarter ended December 31, 2023, 96% of our marketplace revenue was generated from existing accounts. We define an existing account as an account where at least one buyer has made a purchase on our marketplace. For the quarter ended December 31, 2023, we saw a 30% year-over-year increase in accounts with at least $50,000 annual spend.
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

Our Growth Strategy

•
Attract new buyers and grow wallet share with existing buyers. We intend to continue investing in acquiring new buyers through traditional paid sales and marketing techniques as well as leveraging our strong organic referral network to drive awareness and build trust. We are also focused on increasing buyer loyalty and buyer spend within existing accounts by investing in our sales and marketing capabilities.
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
•
Continue our international expansion. We believe there is significant opportunity in the global manufacturing ecosystem for a marketplace like Xometry. With operations throughout the majority of the contiguous United States, Canada, Europe and Asia, we have established footholds in major markets around the world. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions.
•
Enhance and offer additional supplier products and services. Our supplier products and services allow us to deepen supplier relationships and increase engagement. Revenue from our supplier services was approximately 15% of our total revenue for the year ended December 31, 2023. We plan to continue to market our financial service products to U.S. suppliers, enhance features that allow quicker conversion of purchase orders to cash, and build toward a full-service digital wallet for suppliers to use for payouts and purchases. In addition, we continue to enable our buyers and suppliers to seamlessly acquire our marketing and advertising services through Thomasnet.
•
Pursue strategic acquisitions. With the size and complexity of the manufacturing industry we believe there is significant opportunity for targeted investments and acquisitions to strengthen our competitive position and processes.

Government Regulation

Our business activities are subject to various federal, state, local and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to privacy, data protection, taxation, intellectual property, advertising, environmental, labor and employment, consumer protection and unsolicited email, and cybersecurity, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”

Data Privacy and Security Laws

We may be subject to numerous data privacy and security obligations in various jurisdictions, including laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Most U.S. states have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of certain information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations may increase in the future as a result of amendments or changes in interpretation. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

In addition, outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

Human Capital

We strive to recruit, develop, and engage diverse, highly talented and driven employees who connect to our mission and model our core values. We believe that our strong, mission-driven culture and our continued investment in our employees’ growth and development are key to our collective success. As of December 31, 2023, we had 992 employees.

Xometry Culture and Engagement

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

All of us at Xometry come to work with one mission in mind, to champion the manufacturers who build the big ideas that move our world forward.

Employee Learning and Development

We are committed to cultivating ongoing learning throughout each employee’s unique career journey here. We strive to continuously develop capabilities across our global teams and to ensure there are plentiful opportunities where our employees can showcase their expanding accomplishments. We seek to ensure our employees have the tools and resources they need to achieve their career goals covering a range of priority topics, through a variety of learning formats, and in close partnership and alignment with leaders.

We believe career growth occurs by building a broad-based portfolio of capabilities and not just in a linear path, and we eagerly encourage and celebrate mobility across and throughout the organization.

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
•
Education. We devote considerable time and resources to the continuing education of our employees. This effort begins on an employee’s first day and remains part of our employee’s experience through regular panel discussions and focus groups to encourage conversations and ideas around DEI priorities.
•
Culture. Our Employee Resource Groups (“ERGs”) continue to bring employees together to build and further strengthen communities that foster a diverse and inclusive workplace through education, conversation, support, and advocacy.

Compensation and Benefits

Our compensation philosophy is to promote a pay-for-performance culture to attract, incentivize, and retain talented employees who can develop, implement, and drive long-term value creation strategies. We’ve designed our compensation program so that many of our employees have a component of their compensation that is performance or incentive driven.

We designed our total rewards approach to include a range of offerings to reward, engage and support our employees. This includes market-competitive pay, including equity compensation, along with a comprehensive offering of benefits and programs to support health, mental, social and financial well-being. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences.

Social Impact

We take pride in giving back to the communities that have supported us as an organization and as individuals. In addition to our donor advised fund, we also sponsor and encourage our employees to volunteer and/or donate to a variety of charitable organizations, whether to non-profits local to the communities in which we operate, for causes near to our employees’ hearts or as part of our ERGs’ missions to advocate, educate and/or support partner non-profit organizations.

Environment

We are committed to reducing the carbon footprint of manufacturing. We purchase carbon credits to offset 100% of the estimated impact of the shipment of parts, and offer buyers the ability to instantly see the price to purchase carbon credits to offset the carbon used to make and ship their parts. We also promote technologies like additive manufacturing that reduce the carbon footprint.

Non-Profit Organizations

We want to help non-profits that are making a difference addressing crucial problems facing our world. We created a donor advised fund (see www.xometry.org which is part of our company and not a separate entity) to fund non-profit entities leading the fight against urgent problems such as education and climate change. We have a moral obligation to share some of our good fortune with others and protect our planet for future generations. We integrate this work into our culture and we use our commitment to ideas beyond just building the company to attract, retain and motivate our employees. We do not see this work as a side-project or distraction. To the contrary it is core to the culture we are building at Xometry and ultimately we believe the support we provide through our donor advised fund makes our business stronger and more successful.

We have embraced the Pledge 1% movement, and are committed to donating 1% of our equity over time, to fund and support the operations of the donor advised fund. We have initially reserved 402,658 shares of Class A common stock, representing 1% of our fully diluted capitalization as of the date of approval by our board of directors, for issuance over the next five years for this purpose, in an amount not to exceed 20% of the initial reserve amount per calendar year. Xometry has pledged more than $900,000 to provide eight scholarships through the 2026 academic year to students enrolled in the Department of Mechanical Engineering at the Howard University College of Engineering and Architecture. Xometry is also providing scholarships for 250 students at community colleges in six manufacturing states: Maryland, Kentucky, Wisconsin, South Carolina, Connecticut and New York.

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

For suppliers, we compete with brokers and listing services. Suppliers will pay independent brokers commissions to connect with buyers as well as list their services in offline trade publications and online listing services. We also compete with companies that sell software and services to suppliers, enabling them to sell from their own website or otherwise run their business independently of our platform. We are able to compete for suppliers on the basis of providing real-time access to orders, cash flow stability, global access to customers and supplier services and financial products.

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

As of December 31, 2023, we own ten issued United States patents directed to the use of machine learning for generating fabrication and manufacturing predictions, such as price, manufacturability and suitable materials and three pending patents applications (two in the United States and one in Europe) directed to similar technologies. Our issued patents in the U.S. will expire between 2036 and 2037, excluding any extension of patent terms that may be available.

As of December 31, 2023, we have approximately 45 registered U.S. trademarks and more than 100 registered foreign trademarks internationally for our name and certain words and phrases that we use in our business, and we rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies.

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

Corporate Information

We were founded in 2013 and incorporated in Delaware on May 29, 2013 under the name NextLine Manufacturing Corp. We changed our name to Xometry, Inc. on June 29, 2015. Our principal executive offices are located at 6116 Executive Boulevard, Suite 800, North Bethesda, MD 20852, and our telephone number is (240) 252-1138. We also maintain websites at www.xometry.com and www.thomasnet.com. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is only as an inactive textual reference. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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
•
We provide quality assurance to buyers even when a supplier manufactures the ordered part(s), which could subject us to liability for poor quality parts.
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

We have incurred net losses since our inception in 2013. We incurred a net loss available to common stock holders of $67.5 million in 2023 and, as a result of these losses, we had an accumulated deficit of $319.9 million as of December 31, 2023. We expect to continue the development and expansion of our business, and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We may not continue to grow on pace with historical rates.

We have grown rapidly over the last several years, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. During the years ended December 31, 2023, 2022, and 2021, our revenue was $463.4 million, $380.9 million and $218.3 million, respectively. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of buyers and suppliers who transact on our marketplace, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, failure to realize anticipated revenue growth from our supplier services and the maturation of our business, among others. You should not rely on our revenue or key operational and business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key operational and business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
•
political unrest, changes and uncertainty associated with terrorism, hostilities and war, including the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, and sanctions imposed against Russia by the international community;
•
general economic and political conditions and government regulations in the countries where we currently have significant numbers of users, or where we currently operate or may expand in the future; and
•
natural disasters, such as earthquakes, hurricanes, wildfires, and the effects of public health crises.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

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

To satisfy both buyers and suppliers, we need to continue to improve their user experience as well as innovate and introduce features and services that users find useful and that cause them to use our platform and transact on our marketplace more frequently. This includes improving our technology to optimize pricing and lead-time tools, improving upon and introducing new supplier products and services, like our Thomasnet.com® platform, Xometry Pay, the Xometry Advance Card and Workcenter, improving upon and introducing new design guides, expanding the availability of suppliers to additional geographic and industry segments and improving the user-friendliness of our platform and our ability to provide high-quality support. Our buyers and suppliers depend on our support organization to resolve issues relating to our platform. Our ability to provide effective support is largely dependent on our ability to attract and retain employees who are well versed in our platform and the needs of buyers and suppliers transacting on our marketplace. As we continue to grow our international user base, our support organization will face additional challenges, including those associated with continuing to deliver support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation or adversely affect our ability to market the benefits of our platform and marketplace to existing and prospective users.

In addition, we need to continue to adapt, expand and improve our platform and user interfaces to keep up with changing user preferences. We invest substantial resources in researching and developing new supplier products and services and enhancing our platform by incorporating these new features, improving functionality and adding other improvements to meet our users’ evolving demands. The success of any enhancements or improvements to our platform or any new features depends on several factors, including timely completion, adequate quality testing, integration with technologies on our platform and third-party partners’ technologies and overall market acceptance. Because further development of our platform is complex, challenging and dependent upon an array of factors, the timetable for the release of new features and enhancements to our platform is difficult to predict, and we may not offer new features as rapidly as users of our platform require or expect. Additionally, the time, money, energy and other resources we dedicate to developing new features or enhancements to our platform may be greater than the short-term, and potentially the total, returns from these new offerings.

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

We provide quality assurance to buyers even when a supplier manufactures the ordered part(s), which could subject us to liability for poor quality parts.

Our customer agreement with buyers provides that we will manufacture their order in accordance with their specifications. Whether or not the order is ultimately supplied by a supplier, in the event that a buyer deems that an order does not conform to its specifications, we agree to replace the order. Our standard customer terms allow buyers three days to specify non-conformance; however, the duration of our warranty varies by contract, and in some cases, we may be responsible for replacing non-conforming orders for longer periods. While we require suppliers to meet certain quality standards before offering their services on our marketplace and provide operational support to our buyers and suppliers, such efforts may not prevent us from losses due to poor quality of parts manufactured for our buyers. To the extent we face a significant number of claims of non-conformance, our financial condition and results of operations could be adversely affected.

Our business model involves our agreeing to pricing with a buyer in advance of sourcing the opportunity to a seller. We are at risk that the price a buyer pays us may be less than the cost we ultimately pay a supplier.

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

Customers, including large customers with substantial negotiating and purchasing power, may request that we use their internally-prepared purchase order forms or agree to terms and conditions for purchases that include terms that affect the amount or timing of or our ability to recognize revenue, increase our costs, increase our liability or are otherwise inconsistent with our standard documentation. If we are required to agree to these requests in order to do business with such customers, it may increase our cost to comply with such terms or we may not be able comply with such terms at all, in which case our relationship with the affected customer may be negatively impacted.

If our information technology systems or those of our third-party partners or service providers or our data are or were compromised, we may experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption to our business, harm to our reputation and brand, and exposure to liability.

Our business involves the collection, storage, processing, transmission and other use of proprietary, confidential and personal data of buyers and suppliers and other parties, as well as the use of third-party partners and service providers who collect, store, process, transmit and otherwise use such data. In particular, our platform stores and transmits to suppliers confidential buyer information, including the intellectual property in their part designs and other sensitive data. We also maintain certain other proprietary and confidential data relating to our business and personal data of our personnel and job applicants. We refer to the aforementioned data and other proprietary, confidential, or sensitive data as “sensitive information.”

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent (particularly for companies engaged in critical manufacturing). Such attacks could lead to significant interruptions in our operations, loss of sensitive information, loss of revenue, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and service providers may be unable to anticipate these techniques or implement adequate preventative measures. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents.

Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions such as acquisitions or integrations, could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environments and security programs.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

A security breach or incident that we or our third-party partners or service providers experience could result in unauthorized, unlawful, or accidental access to, misuse of, or acquisition of our and our third-party service providers’ sensitive information, the loss, corruption, or alteration of such data, interruptions in our operations, damage to our computers or systems or those of our platform’s users, or the loss of access to our systems by us, our buyers or our suppliers.

If an actual or perceived breach of security of our networks or systems or those of any of our third-party partners’ or service providers’ security occurs, our ability to provide our platform could be disrupted, public perception of the effectiveness of our security measures and brand could be severely harmed, and we could lose buyers, suppliers or third-party partners. Data security breaches and other cybersecurity incidents may also result from non-technical means, for example, intentional, accidental or negligent actions by employees or contractors. Any compromise of our or our third-party partners’ or service providers’ security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, additional reporting requirements or oversight, restrictions on processing sensitive information (including personal data), negative publicity, monetary fund diversions, and legal and financial exposure, including potential contractual liability (such as indemnification obligations), in all cases that may not always be covered by our insurance, in whole or in part. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures, and any significant unavailability of our platforms due to attacks could cause buyers and suppliers to stop using our platforms and transacting on our marketplace. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents, including, potentially, payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, or other services. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., third-party service providers who provide development or other services to us) that result in the unauthorized access of sensitive information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Furthermore, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

While we have implemented security measures designed to protect against security incidents, we cannot provide assurances that such measures will be effective in all cases. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that such limitations are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we maintain cybersecurity liability insurance, we cannot be certain our coverage will be adequate to protect us from or mitigate expenses or liabilities actually incurred, that such coverage will continue to be available to us on commercially reasonable terms or at all, or that such coverage will pay future claims. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Any sensitive information that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits including exposure to reputational and competitive harm, customer loss, and legal liability.

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

Payment networks, such as Visa, MasterCard and American Express, establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the Payment Card Industry Data Security Standards (“PCI DSS”), govern a variety of areas, including how consumers and customers may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. For example, PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties from credit card companies ranging from $5,000 to $100,000 per month, litigation, damage to our reputation, and revenue losses.

The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks, and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards. Our removal from networks’ lists of PCI DSS compliant service providers could mean that existing merchants, customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchants, customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

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

We have expanded and expect to continue to expand our international operations, which may include opening offices in new jurisdictions, adding buyers in additional countries, and providing our platform in additional languages. Expansion into new markets or countries may not be successful. In addition, our legal, accounting, financial compliance and other administrative costs will increase as we expand internationally. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. International expansion requires investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

In February 2022, Russia invaded Ukraine and the ensuing conflict has continued into 2024. In response, the U.S. government and other countries have imposed punishing sanctions against Russia, including significant restrictions on most companies’ ability to do business in Russia. The invasion of Ukraine and any retaliatory measures taken by the United States and other countries could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and the price of our Class A common stock.

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

The global economy, including credit and financial markets, has experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, Russia’s ongoing incursion into Ukraine and the conflict in Israel and Gaza have created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the United States and the global economy could exacerbate volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

A number of factors or events could cause such interruptions or problems, including: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, supply chain attacks, exploitation of vulnerabilities in our network or platform, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of users accessing our websites or ordering parts at the same time, and other similar events. Our buyers come to us in part for our instant pricing capabilities and that feature is often of critical importance to these buyers. We are dependent upon our facilities, in which we house computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. We also utilize cloud computing and server capabilities with respect to each of our operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

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

We are subject to stringent and evolving laws and regulations relating to data privacy and data protection, and any actual or perceived failure by us to comply with such laws and regulations or our privacy policies could materially and adversely affect our business.

We receive, collect, store, process, transfer and otherwise use (collectively, process) sensitive information (defined above), including personal data. The effectiveness of our technology, including our AI and platforms, and our ability to offer our platform to users rely on the processing of this data. Our processing of this data subjects us to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance, industry standards, internal and external privacy and security policies, contractual requirements, and other obligations regarding privacy, data protection, information security and the processing of personal data and other sensitive information. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the processing of personal data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the processing of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, the EU’s General Data Protection Regulation (”EU

GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, EU and UK GDPR, “GDPR”), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. The GDPR created new compliance obligations applicable to our business and users, including obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; significant financial penalties for noncompliance (including possible fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of global annual turnover for the preceding financial year for the most serious violations (whichever is greater), as well as the right to compensation for financial or non-financial damages claimed by any individuals. If our efforts to comply with GDPR are not successful, or are perceived to be unsuccessful, it could adversely affect our business. We also target customers in Asia and have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. To illustrate, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We may also be subject to the Fair Credit Reporting Act (“FCRA”), which imposes specific obligations on certain data processing activities.

As another example, California passed the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA provides data privacy rights for consumers and operational requirements for companies and applies to personal information of consumers, business representatives, and employees who are California residents. Specifically, the CCPA mandates that covered companies provide new disclosures to California residents and afford such residents new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them and the right to request deletion of such personal information. The CCPA provides for fines of up to $7,500 per intentional violation and a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”), effective on January 1, 2023, modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and provide for increased penalties for CPRA violations concerning California residents under the age of 16. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Additionally, the CCPA, CPRA and other legal and regulatory changes are making it easier for certain individuals to opt out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States with the increasingly active approach of the Federal Trade Commission (“FTC”) and other agencies with respect to data privacy issues, including under Section 5 of the FTC Act’s unfair and deceptive acts framework, as well as contemplated data privacy statutes and regulations in many states as well as at the federal level. Current pending or future proposed legislation may result in changes to the current regulatory landscape, including enforcement measures and sanctions.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and machine learning (“ML”) technologies in our platform services (collectively, “AI/ML” technologies). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, in the United Kingdom, the government has published a White Paper calling for existing regulators to implement certain specific principles to guide and inform the responsible development and use of AI/ML. Moreover, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials and other statements. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.

Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

We may at times fail (or are perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation, claims (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; or public statements against us by consumer advocacy groups or others. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could result in material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Furthermore, the costs of compliance with, and other burdens imposed by the privacy and security obligations that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our marketplace and platform. Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, and could result in similar material adverse effects on our business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

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

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (“DDTC”), and the Bureau of Industry and Security (“BIS”), of the Department of Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include the International Traffic in Arms Regulations (“ITAR”), administered by the DDTC, the Export Administration Regulations (“EAR”), administered by the BIS and trade sanctions against embargoed countries and destinations administered by OFAC. The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity, debarment from doing business with certain buyers, and restrictions on our ability to export our parts, and repeat failures could carry more significant penalties.

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

As of December 31, 2023, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $228.6 million available to reduce future income subject to income taxes before limitations. Of the total loss carryforward available, approximately $57.2 million of net operating losses were attributable to the acquisition of Thomas. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. During 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas net operating loss carryforward. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain an almost full valuation allowance against our U.S. NOLs, these changes will not have a significant impact our balance sheet as of December 31, 2023. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

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

We carry a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there were no impairments of goodwill, indefinite-lived or definite-lived intangibles in 2023. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets in 2024 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

The operation of our platform depends on certain third-party service providers. In particular, we currently host our platform, serve our users and support our operations using Amazon Web Services (“AWS”), a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, resulting in missing financial targets for a particular period. A decision to close the facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of or relationship with AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to users, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

The impact of economic conditions, including the resulting effect on consumer spending, may adversely affect our business, financial condition, and results of operations.

Our performance is in part subject to economic conditions and their impact on levels of consumer spending, as consumer spending impacts buyers and suppliers transacting on our marketplace. Some of the factors having an impact on consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases generally decline during recessionary periods and other periods in which disposable income is adversely affected, contributing to small business closures. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the recent COVID-19 pandemic and other health crises. Further, small businesses that do not have substantial resources, like some of the buyers and suppliers transacting on our marketplace, tend to be more adversely affected by poor economic conditions than large businesses. If buyers or suppliers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our business, financial condition, and results of operation may be materially and adversely affected.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars. A portion of our revenue, cost of revenue, sales and marketing, operations and support, product development and general and administrative expenses are in jurisdictions outside the United States are incurred in foreign currencies. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the foreign currency appreciates against the U.S. dollar or if the value of the foreign currency declines against the U.S. dollar at a time when the rate of inflation in the cost of goods and services in such jurisdictions exceeds the rate of decline in the relative value of the applicable foreign currency, then the U.S. dollar cost of our operations in non-U.S. jurisdictions would increase and our results of operations could be materially and adversely affected. For example, there has been and may continue to be volatility in currency exchange rates as a result of the conflict in Ukraine. We do not currently enter into hedging transactions and our business, financial condition and results of operations could be materially and adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions and overall fluctuations in the financial markets in the United States and abroad, including the effects of public health crises or other macroeconomic factors and geopolitical tension, which may lead to periods of global economic uncertainty.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this filing and in our other public filings and public statements. We have in the past failed to meet publicly announced guidance, and our actual results in the future may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the effects of public health crises or other macroeconomic factors and geopolitical tension, which may lead to periods of global economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

We have funded our operations since inception primarily through equity and convertible debt financings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, we may require increasing amounts of working capital or other sources of liquidity to support our financial service offerings, as they become more widely used by suppliers. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock.

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

As of December 31, 2023, we had $268.8 million in cash and cash equivalents and marketable securities. While we believe our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least twelve months, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that our revenue will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our Class B common stock has twenty votes per share, whereas our Class A common stock has one vote per share. Our co-founders collectively own Class B common stock representing approximately 54.1% of the voting power of our outstanding capital stock, based on the number of shares outstanding as of December 31, 2023.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service (“IRS”), with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of The Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, pursuant to Section 404 of the Sarbanes Oxley-Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year covered by this Annual Report, and we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

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

During the evaluation and testing process of our internal controls in future years, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We previously experienced a material weakness in our internal control over financial reporting related to our inability to design and operate effective process-level controls as of December 31, 2022 following our acquisition of Thomas. In light of the material weakness, we performed remediation actions during the year ended December 31, 2023, and management has concluded that our internal control over financial reporting was effective as of December 31, 2023. However, we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future, and our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customer’s confidential information (“Information Systems and Data”).

Our information security function, which is led by our Chief Technology Officer (“CTO”), helps identify, assess, and manage our cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including using manual and automated tools, analyzing reports of threats and actors, evaluating our risk profile, conducting audits, conducting threat and vulnerability assessments, and performing tabletop incident response exercises.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including incident detection and response, a vulnerability management policy, business continuity plans, risk assessments, encryption of certain data, access controls, employee training, penetration testing, cybersecurity insurance, systems monitoring and dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Certain information about our assessment and management of material risks from cybersecurity threats is included in risk management reports, as applicable, to senior leadership and the Audit Committee.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, cybersecurity consultants and software providers, managed cybersecurity service providers, penetrating testing firms, and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and third-party manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider (such as by reviewing certain vendor’s security assessments or reports) and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled “If our information technology systems or those of our third-party partners or service providers or our data are or were compromised, we may experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption to our business, harm to our reputation and brand, and exposure to liability.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including (i) our CTO, Mr. Leibel, who has previously served as the Senior Director of Engineering at various large technology companies and holds a Master of Information Technology degree from Virginia Tech; and (ii) our Vice President of Information Technology and Security, Mr. Brendan Hamilton, who has previously worked as a Vice President at an international bank with supervisory responsibility for cybersecurity issues and is a Certified Information Systems Security Professional.

Our Chief People Officer, CTO and recruiting personnel are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our management, including our CTO and Chief Financial Officer, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, CTO, Chief Financial Officer, and General Counsel, who works with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

The Audit Committee receives periodic reports from the CTO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our board of directors receives such reports periodically from the Audit Committee and from our CTO. The board of directors also receive various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties.

We believe that our facilities are well maintained and are generally suitable to meet our needs. All of our offices are leased and we do not own any real property. Our operating leases range in expiration from 2024 to 2029. We have leased offices and/or facilities in the following locations:

U.S. Operating Leases
City, State	Square Footage
North Bethesda, MD	28,068
New York, NY	93,072	(1)(3)
Horsham, PA	24,377	(3)
Gaithersburg, MD	21,529	(3)
Lexington, KY	10,109
Bethesda, MD	6,781	(2)
Doraville, GA	5,975	(3)
Culver City, CA	5,838	(3)

International Operating Leases
City, Country	Square Footage
Ottobrunn, Germany	21,129
Istanbul, Turkey	11,840
Chelmsford, England	3,304
Lyon, France	1,172
Shenzhen, China	3,983
Shanghai, China	760

(1) 50,478 square feet of this office has been sublet.

(2) All 6,781 square feet of this office has been sublet.

(3) All or a portion of these offices are not used by the Company.

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

Holders of Record

As of February 16, 2024, there were 108 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 16, 2024, there were two holders of record of our Class B common stock.

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

Performance Graph

The following performance graph shows a comparison from June 30, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023, of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the Russell 2000 Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Xometry, Inc.
NASDAQ Composite
Russell 2000 Index
$120
$100
$80
$60
$40
$20
$0
06/30/2021
7/31/2021
08/31/2021
09/30/2021
10/31/2021
11/30/2021
12/31/2021
01/31/2022
02/28/2022
03/31/2022
4/30/2022
05/31/2022
06/30/2022
7/31/2022
08/31/2022
09/30/2022
10/31/2022
11/30/2022
12/31/2022
01/31/2023
02/28/2023
03/31/2023
4/30/2023
05/31/2023
06/30/2023
07/31/2023
08/31/2023
9/30/2023
10/31/2023
11/30/2023
12/31/2023
ASSUMES $100 INVESTED ON JUN. 30, 2021
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2023

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On July 2, 2021, we closed our IPO, in which we sold 7,906,250 shares of our common stock at a price of $44.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256769), which was declared effective by the SEC on June 30, 2021. We raised approximately $325.3 million in net proceeds after deducting underwriting discounts and commissions. As of December 31, 2023, we have used all proceeds from the IPO.

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

Overview

Xometry Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry is a global artificial intelligence (“AI”) powered online marketplace connecting buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. We use our proprietary AI, machine learning and cloud-based services, including our Thomasnet® platform, to help buyers efficiently source custom-manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry’s corporate headquarters is located in North Bethesda, Maryland.

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and datasets, resulting in a sophisticated two-sided marketplace that is rapidly digitizing the manufacturing industry. As a result, buyers can procure the products they want on demand, and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity, ultimately resulting in locally resilient supply chains so goods can get to market faster. Every interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

Our business benefits from a virtuous network effect, because adding buyers to our platform generates greater demand on our marketplace which in turn attracts more suppliers to the platform, allowing us to rapidly scale and increase the number of manufacturing processes offered on our platform. In order to continue to meet the needs of buyers and remain highly competitive, we expect to continue to add suppliers to our platform that have new and innovative manufacturing processes. Thus, our platform is unbounded by the in-house manufacturing capacity and processes of our current suppliers.

We define “buyers” as individuals who have placed an order to purchase custom-manufactured, on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors, entrepreneurs and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our platform for a buyer or have utilized our supplier services, including our financial services or the purchase of supplies.

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified and expanding mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. Xometry's extensible technology platform allows the Company to add new technologies and processes to gain more wallet share with our buyers. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Aerospace, Healthcare, Robotics, Industrial, Defense, Energy, Automotive, Government, Education and Consumer Goods.

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Through Thomasnet, a leading industrial sourcing platform in North America, we offer suppliers an array of digital advertising and marketing services and data solutions on Thomasnet. In addition, our suite of supplier services includes financial service products to stabilize and enhance cash flow and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity.

In 2021, we acquired Thomas Publishing Company and its subsidiaries (collectively, “Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and Workcenter to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends our marketplace capabilities in Europe and provides us access to the Turkish market.

Factors Affecting Our Performance

Continued Growth in Active Buyers

We must maintain and grow our Active Buyer base and grow our wallet share with existing buyers. We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform. We intend to continue investing in acquiring new buyers through traditional paid sales and marketing techniques as well as leveraging our organic referral network to drive awareness and build trust. The number of Active Buyers on our platform reached 55,458 as of December 31, 2023, up 36% from 40,664 as of December 31, 2022. Once we acquire a buyer, we seek to expand the breadth and scale of the services sold to that buyer and leverage the relationship to gain additional buyers within an account through a combination of product offerings, customer relationship marketing, sales and account management. We remain focused on increasing wallet share with our existing buyers through a number of deliberate strategies. With each positive experience and the expansion of our manufacturing processes by acquiring new supplier capabilities we will continue building our buyers’ spend and opportunities on our marketplace.

Continued Growth in Our Broad Base of Suppliers

We must maintain and grow our broad selection of suppliers and add to our diverse array of manufacturing processes in order to continue to grow our business and maximize the efficiency of our network. We rely on our network of suppliers to provide the sophisticated manufacturing processes that we offer to our buyers. We believe the value proposition for suppliers, in particular increasing utilization of their manufacturing operations, is compelling. If we fail to attract new suppliers to our platform and retain existing suppliers, the attractiveness of our platform to buyers would decrease and we would not be able to grow our revenue. In order to increase our efficiency, we intend to continue to expand our large and growing network of suppliers. The number of active suppliers, which we define as suppliers that have used our platform at least once during the last twelve months to manufacture a product or buy tools or supplies, has grown 36% from 2,5291 for the year ended December 31, 2022 to 3,429 for the year ended December 31, 2023. As we add to our supplier base, our AI-driven pricing becomes more competitive, and therefore more attractive to buyers, leading to higher revenue and improved margins. However, if we do not efficiently price the manufacturing opportunities on our platform, our revenue and margins could be adversely impacted.

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

Expansion of Our International Operations

In 2019, we launched Xometry in Europe, followed by Xometry Asia in 2022 and Xometry United Kingdom in 2023. We believe there is significant opportunity in the global manufacturing ecosystem for our marketplace. With operations throughout the majority of the contiguous United States and customers in Europe and Asia, we have established footholds in major markets around the world. As we have expanded our physical presence, we have also added new language functionality to our platform to reach a wider customer base. As of December 31, 2023, customers can access our platform in 14 languages. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions. We may not recognize benefits from these investments, and we may not effectively manage additional risks relating to operating outside the United States, including increased operational and regulatory risks.

(1) We adjusted the number of our 2022 active suppliers in 2023 to reflect an immaterial correction.

Expansion of Our Financial Products and Services

In 2020, we launched a suite of financial products and services to help our suppliers manage cash flow at all stages of job production. These services help suppliers manage their business more efficiently, even on jobs that they source outside of our platform. In December 2021, we acquired Thomas which significantly expanded our supplier services to include digital advertising, marketing services and data solutions for our suppliers. Our suite of marketing and data services provided by Thomas help suppliers grow and more efficiently run their business. We offer suppliers a full slate of marketing services, including website building, search-engine optimization ("SEO") and targeted advertising to buyers, which are resources that will help them further grow their business. In November 2021, we acquired FactoryFour a cloud-based manufacturing execution system. We provide this order management system to our supplier community which allows shops and shop owners to digitize and automate their operations so they can focus on growing their business. In addition to being able to manage existing orders, Workcenter is designed to integrate seamlessly with the AI-driven Xometry marketplace, giving suppliers a one-stop view into all of their orders.

We define Active Paying Suppliers as individuals or businesses who have purchased one or more of our supplier services, including digital marketing services, data services, financial services or supplies on our platforms during the last twelve months. An increase or decrease in the number of Active Paying Suppliers is a key indicator of our ability to engage suppliers on our platform. Active Paying Suppliers has grown over time. The number of Active Paying Suppliers on our platform reached 7,271 as of December 31, 2023, down 6% from 7,715 as of December 31, 2022. The decline during the quarter ended December 31, 2023 is due to our exit from the supplies business. Excluding the supplies business, Active Paying Suppliers on our platform remained flat year-over-year.

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, fluctuations in inflation, the Russia-Ukraine war, conflict in the Middle East and other geopolitical tensions, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

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

Restructurings

In May 2023 and December 2022, we initiated restructuring actions to help manage our operating expenses by reducing our workforce by approximately 10%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the years ended December 31, 2023 and 2022, we incurred $0.7 million and $1.5 million, respectively for employee termination costs related to our restructuring. Refer to Note 12, Debt and Commitments and Contingencies—Restructuring to of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 55,458 as of December 31, 2023, up 36% from 40,664 as of December 31, 2022. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

Percentage of Revenue from Existing Accounts

We define an existing account as an account where at least one buyer has made a purchase on our marketplace. We believe the efficiency and transparency of our business model leads to increasing account loyalty and spend over time. Buyers can utilize our marketplace for both one-off and recurring manufacturing opportunities. For example, a buyer may choose to utilize our marketplace’s CNC manufacturing processes to manufacture a discrete component for a prototype, and then may choose to later use our marketplace to mass produce that same component. A buyer may also recommend our marketplace to other engineers within their organizations who are designing other products and who may use an entirely different set of manufacturing processes, deepening our reach and loyalty with an account.

For the quarter ended December 31, 2023, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,331 as of December 31, 2023, up 30% from 1,027 as of December 31, 2022.

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

Active Paying Suppliers has grown over time. The number of Active Paying Suppliers on our platform reached 7,271 as of December 31, 2023, down 6% from 7,715 as of December 31, 2022. The key drivers of Active Paying Suppliers are continued supplier engagement and the success of our strategy to attract new suppliers. The decline during the quarter ended December 31, 2023 is due to our exit from the supplies business. Excluding the supplies business, Active Paying Suppliers on our platform remained flat year-over-year.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, income tax provision (benefit), and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, lease abandonment, restructuring charges, costs to exit the supplies business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the year ended December 31, 2023, Adjusted EBITDA loss was $(27.5) million, compared to Adjusted EBITDA loss of $(44.8) million in 2022. For the year ended December 31, 2023, Adjusted EBITDA decreased to (5.9)% of revenue, as compared to (11.8)% of revenue in 2022, driven primarily by increased operating efficiencies as we continue to scale our business.

	Year Ended December 31,
	2023	2022
Net loss(1)	$(67,465)	$(79,043)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(5,312)	2,486
Depreciation and amortization	10,738	7,819
Amortization of lease intangible	950	1,332
Provision (benefit) for income taxes	(353)	36
Stock based compensation	22,118	19,172
Lease abandonment	8,706	—
Acquisition and other	824	(676)
Charitable contribution of common stock	1,029	2,272
Income from unconsolidated joint venture	(446)	(570)
Impairment of assets	397	824
Restructuring charge	738	1,549
Costs to exit the supplies business	586	—
Adjusted EBITDA	$(27,490)	$(44,799)

(1) Net loss for the year ended December 31, 2022 increased by $3.0 million as a result of an immaterial correction of errors. Refer to Note 2, Summary of Significant Accounting Policies, Principles of Consolidation and Basis of Presentation, included elsewhere in this Form 10-K for more information regarding immaterial corrections to the prior year.

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, loss on marketable securities, loss on sale of property and equipment, charitable contributions of common stock, impairment of assets, lease abandonment and termination, restructuring charges, costs to exit the supplies business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration and transaction costs.

	For the Year Ended December 31,
	2023	2022
Non-GAAP Net Loss:
Net loss(1)	$(67,465)	$(79,043)
Add (deduct):
Depreciation and amortization	10,738	7,819
Stock-based compensation	22,118	19,172
Amortization of lease intangible	950	1,332
Amortization of deferred costs on convertible notes	1,860	1,718
Loss on marketable securities	—	1,855
Acquisition and other	824	(676)
Loss on sale of property and equipment	92	47
Charitable contribution of common stock	1,029	2,272
Lease abandonment and termination	8,778	—
Impairment of assets	397	824
Restructuring charge	738	1,549
Costs to exit the supplies business	586	—
Non-GAAP Net Loss	$(19,355)	$(43,131)

(1) Net loss for the year ended December 31, 2022 increased by $3.0 million as a result of an immaterial correction of errors. Refer to Note 2, Summary of Significant Accounting Policies, Principles of Consolidation and Basis of Presentation, included elsewhere in this Form 10-K for more information regarding immaterial corrections to the prior year.

For the year ended December 31, 2023, Non-GAAP net loss was $(19.4) million, as compared to Non-GAAP net loss of $(43.1) million for the same period in 2022. For the year ended December 31, 2023, Non-GAAP net loss was (4.2)% of revenue, as compared to (11.3)% of revenue for the same period in 2022.

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

Components of Results of Operations

Revenue

Our marketplace revenue is primarily comprised of sales of parts and assemblies to customers through our platform. Buyers purchase specialized CNC manufacturing, sheet metal manufacturing, 3D printing, injection molding, urethane casting, tube cutting, tube bending and finishing services. Customer purchases range from rapid prototyping of single parts to high-volume production on our marketplace. These products are primarily manufactured by our network of suppliers.

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent financial service products, SaaS-based solutions and the sale of supplies which was discontinued during the second quarter of 2023.

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

Product Development

Product development costs that are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation expenses to our employees performing these functions and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future, though in the near-term product development expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our product development functions as these investments may vary in scope and scale over future periods.

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

Other Income (Expenses)

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

Other Expenses

Other expenses consist primarily of realized and/or unrealized losses on marketable securities, losses on the extinguishment of debt and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

Our historical results for the year ended December 31, 2022 have been revised to reflect immaterial corrections related to revenue, cost of revenue, sales and marketing, operations and support and general and administrative. These revisions ensure comparability across all periods reflected herein. Refer to Note 2, Summary of Significant Accounting Policies, Principles of Consolidation and Basis of Presentation, included elsewhere in this Form 10-K for more information regarding the immaterial corrections to our results for the prior year.

The following is our discussion of the consolidated results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

The following table sets forth our statement of operations data for the years indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$463,406	$380,921
Cost of revenue	285,147	234,930
Gross profit	178,259	145,991
Operating expenses:
Sales and marketing	93,688	84,371
Operations and support	52,372	48,628
Product development	34,462	31,013
General and administrative	70,916	58,246
Impairment of assets	397	824
Total operating expenses	251,835	223,082
Loss from operations	(73,576)	(77,091)
Other income (expenses):
Interest expense	(4,784)	(4,418)
Interest and dividend income	11,607	4,115
Other expenses	(1,511)	(2,183)
Income from unconsolidated joint venture	446	570
Total other income (expenses)	5,758	(1,916)
Loss before income taxes	(67,818)	(79,007)
Benefit (provision) for income taxes	353	(36)
Net loss	(67,465)	(79,043)
Net income attributable to noncontrolling interest	7	16
Net loss attributable to common stockholders	$(67,472)	$(79,059)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the years indicated:

	Year Ended December 31,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	61.5%	61.7%
Gross profit	38.5%	38.3%
Operating expenses:
Sales and marketing	20.2%	22.1%
Operations and support	11.3%	12.8%
Product development	7.4%	8.1%
General and administrative	15.3%	15.3%
Impairment of assets	0.1%	0.2%
Total operating expenses	54.3%	58.5%
Loss from operations	(15.8)%	(20.2)%
Other income (expenses):
Interest expense	(1.0)%	(1.2)%
Interest and dividend income	2.5%	1.1%
Other expenses	(0.3)%	(0.6)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income (expenses)	1.3%	(0.6)%
Loss before income taxes	(14.5)%	(20.8)%
Benefit (provision) for income taxes	0.1%	—%
Net loss	(14.4)%	(20.8)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(14.4)%	(20.8)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and supplies.

Revenue and cost of revenue is presented in the following tables for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Marketplace
Revenue	$394,754	$303,223
Cost of revenue	273,264	217,779
Gross Profit	$121,490	$85,444
Gross Margin	30.8%	28.2%

Supplier services
Revenue	$68,652	$77,698
Cost of revenue	11,883	17,151
Gross Profit	$56,769	$60,547
Gross Margin	82.7%	77.9%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

Total revenue increased $82.5 million, or 22%, from $380.9 million for the year ended December 31, 2022 to $463.4 million for the year ended December 31, 2023. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $91.5 million, or 30% from $303.2 million for the year ended December 31, 2022 to $394.8 million for the year ended December 31, 2023. The increase in marketplace revenue was primarily due to increased buyers activity on the platform for the year ended December 31, 2023, as compared to the prior year period.

Supplier services revenue decreased $9.0 million, or 12% from $77.7 million for the year ended December 31, 2022 to $68.7 million for the year ended December 31, 2023. The decrease in revenue was primarily due to our exit from the supplies business in the U.S. during the second quarter of 2023.

Total revenue for the year ended December 31, 2023 and 2022 was $403.3 million and $347.7 million, respectively, for the U.S. operating segment, and $60.1 million and $33.2 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $50.2 million, or 21%, from $234.9 million for the year ended December 31, 2022 to $285.1 million for the year ended December 31, 2023. This increase was the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the year ended December 31, 2023 was $273.3 million and $11.9 million, respectively, as compared to $217.8 million and $17.2 million, respectively for the year ended December 31, 2022.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $32.3 million, or 22%, from $146.0 million for the year ended December 31, 2022 to $178.3 million for the year ended December 31, 2023. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 30.8% for the year ended December 31, 2023, as compared to 28.2% for the year ended December 31, 2022. The improvement over the prior year period was due in part to our AI-driven models and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services improved to 82.7% for the year ended December 31, 2023, as compared to 77.9% for the year ended December 31, 2022. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin supplies business. As marketplace revenue continues to grow faster than supplier services, our aggregate gross margin will fluctuate.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $9.3 million, or 11%, from $84.4 million for year ended December 31, 2022 to $93.7 million for the year ended December 31, 2023, the increase was primarily due to increases in commissions expense and additional sales and marketing employees and compensation costs, including stock-based compensation. These increases were offset by a reduction to our advertising costs. As a percent of total revenue, sales and marketing expenses decreased to 20.2% for the year ended December 31, 2023 from 22.1% for the year ended December 31, 2022.

Operations and Support

Operations and support increased $3.7 million, or 8%, from $48.6 million for the year ended December 31, 2022 to $52.4 million for the year ended December 31, 2023, primarily due to hiring of additional operations and support employees and their compensation costs, including stock-based compensation, consulting costs and expenses incurred as part of the Company's restructuring and exit from the supplies business. As a percent of total revenue, operations and support expenses decreased to 11.3% for the year ended December 31, 2023 from 12.8% for the year ended December 31, 2022.

Product Development

Product development expense increased $3.4 million, or 11%, from $31.0 million for the year ended December 31, 2022 to $34.5 million for the year ended December 31, 2023, primarily as result of increases in depreciation expense related to capitalized internal-use software development costs, hiring additional product development employees and their compensation, including stock-based compensation and additional software and maintenance costs. Offsetting these costs were decreases in consulting expenses. As a percent of total revenue, product development decreased to 7.4% for the year ended December 31, 2023 from 8.1% for the year ended December 31, 2022

General and Administrative

General and administrative expense increased $12.7 million, or 22%, from $58.2 million for the year ended December 31, 2022 to $70.9 million for the year ended December 31, 2023. The increase was primarily due to the abandonment of multiple company leases resulting in a one-time $8.7 million increase in operating lease expense. In addition, there were higher consulting expenses, software and maintenance costs, professional fees related to accounting and legal services, reserves for bad debt and compensation cost. These increases were partially offset by a reduction in non-cash charitable contributions of Class A common stock and insurance costs. As a percent of total revenue, general and administrative expenses remained flat at 15.3% for the year ended December 31, 2023 and 2022.

Impairment of assets

Impairment of assets decreased $0.4 million, or 52%, from $0.8 million for the year ended December 31, 2022 to $0.4 million for the year ended December 31, 2023. As a percent of total revenue, impairments of assets decreased to 0.1% for the year ended December 31, 2023 from 0.2% for the year ended December 31, 2022.

Other (Expenses) Income

Interest Expense

Interest expense increased by $0.4 million, or 8%, from $4.4 million for the year ended December 31, 2022 to $4.8 million for the year ended December 31, 2023, primarily as a result of the interest on the 2027 convertible notes issued in February 2022.

Interest and dividend income

Interest and dividend income increased by $7.5 million, or 182%, from $4.1 million for the year ended December 31, 2022 to $11.6 million for the year ended December 31, 2023, primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased by $0.7 million, or 31%, from $2.2 million for the year ended December 31, 2022 to $1.5 million for the year ended December 31, 2023, primarily as a result of decreases in unrealized loss on marketable securities.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture decreased $0.1 million, or 22%, from $0.6 million for the year ended December 31, 2022 to $0.4 million for the year ended December 31, 2023, primarily due to a decrease in the income from our 50% interest in Industrial Media, LLC.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes changed by $0.4 million due to a reduction in state income tax liabilities.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the year ended December 31, 2023 and 2022, was $49.7 million and $61.8 million, respectively. Total segment loss from our International operating segment for the years ended December 31, 2023 and 2022, was $17.8 million and $17.3 million, respectively.

Total segment interest expense from our U.S. operating segment for the years ended December 31, 2023 and 2022, was $4.8 million and $4.4 million, respectively. Total segment interest expense from our International operating segment for the years ended December 31, 2023 and 2022, was $21,000 and $22,000, respectively.

Total segment interest income from our U.S. operating segment for the years ended December 31, 2023 and 2022, was $11.6 million and $4.1 million, respectively. Total segment interest income from our International operating segment for the years ended December 31, 2023 and 2022, was $21,000 and $19,000, respectively.

Results of Operations

Our historical results for the year ended December 31, 2022 have been revised to reflect immaterial corrections related to revenue, cost of revenue, sales and marketing, operations and support and general and administrative. These revisions ensure comparability across all periods reflected herein. Refer to Note 2, Summary of Significant Accounting Policies, Principles of Consolidation and Basis of Presentation, included elsewhere in this Form 10-K for more information regarding the immaterial corrections to 2022 results of operations.

The following is our discussion of the consolidated results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

The following table sets forth our statement of operations data for the years indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$380,921	$218,336
Cost of revenue	234,930	161,195
Gross profit	145,991	57,141
Operating expenses:
Sales and marketing	84,371	39,422
Operations and support	48,628	23,683
Product development	31,013	17,780
General and administrative	58,246	34,942
Impairment of assets	824	—
Total operating expenses	223,082	115,827
Loss from operations	(77,091)	(58,686)
Other income (expenses):
Interest expense	(4,418)	(852)
Interest and dividend income	4,115	982
Other expenses	(2,183)	(2,866)
Income from unconsolidated joint venture	570	41
Total other expenses	(1,916)	(2,695)
Loss before income taxes	(79,007)	(61,381)
Provision for income taxes	(36)	—
Net loss	(79,043)	(61,381)
Net income (loss) attributable to noncontrolling interest	16	(2)
Net loss attributable to common stockholders	$(79,059)	$(61,379)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the years indicated:

	Year Ended December 31,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	61.7%	73.8%
Gross profit	38.3%	26.2%
Operating expenses:
Sales and marketing	22.1%	18.1%
Operations and support	12.8%	10.8%
Product development	8.1%	8.1%
General and administrative	15.3%	16.0%
Impairment of assets	0.2%	—%
Total operating expenses	58.5%	53.0%
Loss from operations	(20.2)%	(26.8)%
Other income (expenses):
Interest expense	(1.2)%	(0.4)%
Interest and dividend income	1.1%	0.4%
Other expenses	(0.6)%	(1.3)%
Income from unconsolidated joint venture	0.1%	—%
Total other expenses	(0.6)%	(1.3)%
Loss before income taxes	(20.8)%	(28.1)%
Provision for income taxes	—%	—%
Net loss attributable to common stockholders	(20.8)%	(28.1)%
Net income (loss) attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(20.8)%	(28.1)%

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

Revenue and cost of revenue is presented in the following tables for the year ended December 31, 2022 (in thousands, amounts for the year ended December 31, 2021, were not considered material):

For the Year Ended December 31,
2022
Marketplace
Revenue	$303,223
Cost of revenue	217,779
Gross Profit	$85,444
Gross Margin	28.2%

Supplier services
Revenue	$77,698
Cost of revenue	17,151
Gross Profit	$60,547
Gross Margin	77.9%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

Total revenue increased $162.6 million, or 74%, from $218.3 million for the year ended December 31, 2021 to $380.9 million for the year ended December 31, 2022. This growth was primarily a result of an increase in marketplace revenue and an increase in supplier services revenue due to our acquisition of Thomas. Total revenue from marketplace and supplier services for the year ended December 31, 2022 was $303.2 million and $77.7 million, respectively. The marketplace increase was primarily the result of increases in active buyers resulting from investments in sales and marketing, as well as existing buyers increasing their spend on the platform for the year ended December 31, 2022, as compared to the prior year. Supplier services revenue growth was driven primarily by our acquisition of Thomas in December 2021.

Total revenue from our U.S. and International operating segments for the years ended December 31, 2022 and 2021, was $347.7 million and $202.0 million, respectively, for the U.S., and $33.2 million and $16.3 million, respectively, for International.

Cost of Revenue

Total cost of revenue increased $73.7 million, or 46%, from $161.2 million for the year ended December 31, 2021 to $234.9 million for the year ended December 31, 2022. This increase was primarily the result of an increase in marketplace cost of revenue and increase in supplier service costs of revenue due to our acquisition of Thomas. Total cost of revenue from marketplace and supplier services for the year ended December 31, 2022 was $217.8 million and $17.2 million, respectively.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to the growth in our buyer base and increased activity by existing accounts on our marketplace. Our supplier services cost of revenue increased primarily as a result of our acquisition of Thomas in December 2021.

Gross Profit and Margin

Gross profit increased $88.9 million, or 155%, from $57.1 million for the year ended December 31, 2021 to $146.0 million for the year ended December 31, 2022. The increase in gross profit was primarily due to the acquisition of Thomas, increases in revenue from marketplace and improved marketplace gross margin as compared to the prior year period.

Gross margin for marketplace was 28.2% for the year ended December 31, 2022 which was an improvement over the prior year in part due to our AI-driven platform. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 77.9% for the year ended December 31, 2022 primarily due to our acquisition of Thomas.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $44.9 million, or 114%, from $39.4 million for year ended December 31, 2021 to $84.4 million for the year ended December 31, 2022, primarily as a result our acquisition of Thomas in December 2021, increases in marketing and advertising spend, additional sales employees and their compensation costs including stock-based compensation, consulting expenses and software and maintenance costs for the sales and marketing department. As a percent of total revenue, sales and marketing expenses increased to 22.1% for the year ended December 31, 2022 from 18.1% for the year ended December 31, 2021.

During the year ended December 31, 2022, $0.5 million of restructuring charge is recorded in sales and marketing.

Operations and Support

Operations and support increased $24.9 million, or 105%, from $23.7 million for the year ended December 31, 2021 to $48.6 million for the year ended December 31, 2022, primarily as a result of our acquisition of Thomas in December 2021, hiring of additional operations and support employees and their compensation costs including stock-based compensation, and consulting expenses. As a percent of total revenue, operations and support expenses increased to 12.8% for the year ended December 31, 2022 from 10.8% for the year ended December 31, 2021.

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

General and Administrative

General and administrative expense increased $23.3 million, or 67%, from $34.9 million for the year ended December 31, 2021 to $58.2 million for the year ended December 31, 2022. The primary driver of the increase was due to our acquisition of Thomas in December 2021. Our general and administrative expenses increased due to higher compensation and stock-based compensation due to new administrative employees. Additionally, we incurred higher public company costs for insurance, legal and accounting services. We had higher expenses for software and maintenance, insurance costs, card processing fees, bad debt expense and facilities costs offset by lower acquisition costs that were related to fourth quarter 2021 business combinations. As a percent of total revenue, general and administrative expenses decreased to 15.3% for the year ended December 31, 2022 from 16.0% for the year ended December 31, 2021.

During the year ended December 31, 2022, $0.2 million of restructuring charge is recorded in general and administrative.

Impairment of assets

Impairment of assets of $0.8 million related to incomplete software projects that were abandoned, furniture, fixtures and equipment and/or other assets to be disposed of during the year ended December 31, 2022. No impairments were recorded on our long-lived assets during the year ended December 31, 2021.

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

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the year ended December 31, 2022 and 2021, was $61.8 million and $51.2 million, respectively. Total segment loss from our International operating segment for the year ended December 31, 2022 and 2021, was $17.3 million and $10.1 million, respectively.

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

Liquidity and Capital Resources

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of December 31, 2023, our cash and cash equivalents and marketable securities totaled $268.8 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months and over the long-term. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of December 31, 2023, the 2027 Notes have a carrying value of $281.8 million with an effective annual interest rate of 1.6%.

Cash Flows

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(29,877)	$(62,575)
Net cash provided by (used in) investing activities	16,806	(238,630)
Net cash provided by financing activities	1,067	280,972

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $29.8 million, primarily due to a net loss of $(67.5) million adjusted for non-cash charges of $51.2 million and a net decrease in our operating assets and liabilities of $(13.6) million. The non-cash adjustments primarily relate to stock-based compensation of $22.1 million, $14.4 million of reduction to our right of use lease assets, and depreciation and amortization of $10.7 million. The net decrease in operating assets and liabilities is primarily driven by changes in accounts receivable of $20.6 million primarily due to our continued growth, lease liabilities of $5.5 million and contract liabilities of $1.4 million, offset by changes in accrued expenses of $7.5 million, accounts payable of $6.7 million and prepaid expenses of $1.7 million.

For the year ended December 31, 2022, net cash used in operating activities was $62.6 million, primarily due to a net loss of $(79.0) million adjusted for non-cash charges of $42.9 million and a net decrease in our operating assets and liabilities of $26.5 million. The non-cash adjustments primarily relate to stock-based compensation of $19.2 million, depreciation and amortization of $7.8 million, $7.2 million reduction to our right of use lease assets and donated common stock of $2.3 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts receivable of $17.0 million primarily due to our continued growth, a $4.1 million increase in other assets, a $1.6 million increase in prepaid expenses and a $5.7 million decrease in lease liabilities.

Investing Activities

Cash provided by investing activities was $16.8 million during the year ended December 31, 2023, primarily due to the proceeds from the sale of marketable securities of $50.0 million offset by the purchase of property and equipment (which includes internal-use software development costs) of $18.5 million, $11.6 million for the purchase of marketable securities, and $3.3 million for the acquisition of Tridi.

Cash used by investing activities was $238.6 million during the year ended December 31, 2022, primarily due to the purchase of $284.1 million of marketable securities with proceeds from the 2027 Notes issuance and $13.7 million of purchases of property and equipment (which includes internal-use software development costs) offset by proceeds of $58.9 million from the sale of marketable securities.

Financing Activities

Cash provided by financing activities was $1.1 million during the year ended December 31, 2023, primarily resulting from $1.9 million of proceeds from the exercise of stock options offset by the payment of contingent considerations related to acquisitions in 2021.

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

Goodwill

Our annual impairment assessment of goodwill is generally performed using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors such as market capitalization, actual and planned financial performance, that could impact the fair value of our reporting units.

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

Our annual goodwill impairment test was performed as of October 1, 2023 using a qualitative assessment, the results of which indicated that it is more likely than not that the fair values of our reporting units exceeded their carrying values. No goodwill asset impairment charges were recorded as a result of our annual impairment test during the year ended December 31, 2023.

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

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Refer to our the “Business Combinations” disclosure below. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that a market participant would use. Should current conditions differ from management’s estimates at the time of the acquisition, including changes in future revenue, growth rates and margins, or changes in market factors outside of our control, such as discount rates could result in a material write-downs of our intangible assets, which would adversely affect our operating results.

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

Business Combinations

During the fourth quarter of 2021 and the first quarter of 2023, we acquired four businesses that we accounted for as business combinations. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill acquired include but are not limited to future (i) expected cash flows from acquired customer relationships, (ii) attrition, (iii) gross profit and (iv) discount rate. To the extent our estimates and assumptions change during the measurement period, the fair value of the acquired intangible asset and goodwill could change materially.

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

To the Stockholders and the Board of Directors

Xometry, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xometry, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over Marketplace revenue and cost of revenue

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company generated $394.8 million of Marketplace revenue and recorded $273.3 million of Marketplace cost of revenue for the year ended December 31, 2023. The Company’s recognition of Marketplace revenue and cost of revenue is highly dependent upon the use of information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence related to Marketplace revenue and cost of revenue as a critical audit matter. A high degree of auditor judgment was required in evaluating the sufficiency of audit evidence over Marketplace revenue and cost of revenue due to the highly automated nature of certain processes and multiple IT systems. The complexity of the IT systems required the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Marketplace revenue and cost of revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to Marketplace revenue and cost of revenue processes, including involving IT professionals with specialized skills and knowledge, who assisted in testing certain general IT, manual, and automated internal controls. For a sample of transactions, we compared the revenue and cost of revenue recognized to underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Xometry, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xometry, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 29, 2024

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$53,424	$65,662
Marketable securities	215,352	253,770
Accounts receivable, less allowance for credit losses of $2.4 million and $2.0 million as of December 31, 2023 and 2022	70,102	49,277
Inventory	2,885	1,571
Prepaid expenses	5,571	7,591
Other current assets	8,897	9,373
Total current assets	356,231	387,244
Property and equipment, net	35,637	19,079
Operating lease right-of-use assets	12,251	25,923
Investment in unconsolidated joint venture	4,114	4,068
Intangible assets, net	35,768	39,351
Goodwill	262,915	258,036
Other assets	471	413
Total assets	$707,387	$734,114
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,710	$12,437
Accrued expenses	41,845	33,433
Contract liabilities	7,357	8,729
Income taxes payable	2,484	3,956
Operating lease liabilities, current portion	6,799	5,471
Total current liabilities	83,195	64,026
Convertible notes	281,769	279,909
Operating lease liabilities, net of current portion	10,951	16,940
Deferred income taxes	275	429
Other liabilities	778	1,011
Total liabilities	376,968	362,315
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 45,489,379 shares and 44,822,264 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	648,317	623,081
Accumulated other comprehensive income	855	28
Accumulated deficit	(319,872)	(252,400)
Total stockholders’ equity	329,300	370,709
Noncontrolling interest	1,119	1,090
Total equity	330,419	371,799
Total liabilities and stockholders’ equity	$707,387	$734,114

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue	$463,406	$380,921	$218,336
Cost of revenue	285,147	234,930	161,195
Gross profit	178,259	145,991	57,141
Sales and marketing	93,688	84,371	39,422
Operations and support	52,372	48,628	23,683
Product development	34,462	31,013	17,780
General and administrative	70,916	58,246	34,942
Impairment of assets	397	824	-
Total operating expenses	251,835	223,082	115,827
Loss from operations	(73,576)	(77,091)	(58,686)
Other income (expenses)
Interest expense	(4,784)	(4,418)	(852)
Interest and dividend income	11,607	4,115	982
Other expenses	(1,511)	(2,183)	(2,866)
Income from unconsolidated joint venture	446	570	41
Total other income (expenses)	5,758	(1,916)	(2,695)
Loss before income taxes	(67,818)	(79,007)	(61,381)
Benefit (provision) for income taxes	353	(36)	—
Net loss	(67,465)	(79,043)	(61,381)
Net income (loss) attributable to noncontrolling interest	7	16	(2)
Net loss attributable to common stockholders	$(67,472)	$(79,059)	$(61,379)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(1.41)	$(1.68)	$(2.33)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	47,914,039	47,158,247	26,318,349

Comprehensive loss:
Foreign currency translation	$849	$(81)	$(61)
Total other comprehensive income (loss)	849	(81)	(61)
Net loss	(67,465)	(79,043)	(61,381)
Comprehensive loss	(66,616)	(79,124)	(61,442)
Comprehensive income attributable to noncontrolling interest	29	56	—
Total comprehensive loss attributable to common stockholders	$(66,645)	$(79,180)	$(61,442)

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Seed-1, Seed-2, Series A-1, Series A-2, Series B, Series C, Series D, Series E		Common Stock		Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity

Balance, December 31, 2020	27,758,941	$160,713	7,755,782	$—	—	$—	—	$—	$503	$210	$(111,962)	$(111,249)	$—	$(111,249)
Conversion of convertible preferred stock in connection with initial public offering	(27,758,941)	(160,713)		—	27,351,633	—	407,308	—	160,713	—	—	160,713	—	160,713
Exercise of common stock options		—	910,015	—	178,402	—	—	—	2,291	—	—	2,291	—	2,291
Conversion of common stock in connection with the initial public offering	—	—	(8,665,797)	—	6,396,951	—	2,268,846	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	24,242	—	—	—	40	—	—	40	—	40
Issuance of common stock in connection with the initial public offering, net of underwriter's discount	—	—	—	—	7,906,250	—	—	—	325,263	—	—	325,263	—	325,263
Cost of initial public offering	—	—	—	—	—	—	—	—	(3,678)	—	—	(3,678)	—	(3,678)
Shares issued in business combination	—	—	—	—	2,100,660	—	—	—	102,888	—	—	102,888	—	102,888
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	—	—	—	—	—	—	1,036	1,036
Donated common stock	—	—	—	—	40,266	—	—	—	2,226	—	—	2,226	—	2,226
Stock based compensation	—	—	—	—	—	—	—	—	7,395	—	—	7,395	—	7,395
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(61,379)	(61,379)	(2)	(61,381)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(61)	(61,379)	(61,440)	(2)	(61,442)
Balance, December 31, 2021	—	—	—	—	43,998,404	—	2,676,154	—	597,641	149	(173,341)	424,449	1,034	425,483
Exercise of common stock options	—	—	—	—	684,916	—	—	—	3,715	—	—	3,715	—	3,715
Vesting of restricted stock units	—	—	—	—	72,968	—	—	—	—	—	—	—	—	—
Other common stock issued	—	—	—	—	5,577	—	—	—	281	—	—	281	—	281
Donated common stock	—	—	—	—	60,399	—	—	—	2,272	—	—	2,272	—	2,272
Stock based compensation	—	—	—	—	—	—	—	—	19,172	—	—	19,172	—	19,172
Comprehensive income	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(121)	—	(121)	40	(81)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(79,059)	(79,059)	16	(79,043)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(121)	(79,059)	(79,180)	56	(79,124)
Balance, December 31, 2022	—	—	—	—	44,822,264	—	2,676,154	—	623,081	28	(252,400)	370,709	1,090	371,799
Exercise of common stock options	—	—	—	—	274,680	—	—	—	1,909	—	—	1,909	—	1,909
Vesting of restricted stock units	—	—	—	—	328,474	—	—	—	—	—	—	—	—	—
Shares issued in business combination	—	—	—	—	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	—	—	—	—	60,399	—	—	—	1,029	—	—	1,029	—	1,029
Stock based compensation	—	—	—	—	—	—	—	—	22,118	—	—	22,118	—	22,118
Comprehensive income
Foreign currency translation	—	—	—	—	—	—	—	—	—	827	—	827	22	849
Net loss	—	—	—	—	—	—	—	—	—	—	(67,472)	(67,472)	7	(67,465)
Total comprehensive (loss) income			—	—	—	—	—	—	—	—	—	(66,645)	29	(66,616)
Balance, December 31, 2023	—	$—	—	$—	45,489,379	$—	2,676,154	$—	$648,317	$855	$(319,872)	$329,300	$1,119	$330,419

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(67,465)	$(79,043)	$(61,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,738	7,819	3,596
Impairment of assets	397	824	—
Reduction in carrying amount of right-of-use asset	14,355	7,236	1,056
Stock based compensation	22,118	19,172	7,395
Non-cash interest expense	—	—	111
Loss on debt extinguishment	—	—	272
Revaluation of contingent consideration	571	817	—
(Income) loss from unconsolidated joint venture	(46)	130	(41)
Donation of common stock	1,029	2,272	2,226
Losses on marketable securities	—	1,855	2,002
Loss on sale of property and equipment	92	47	20
Inventory write-off	223	133	—
Amortization of deferred costs on convertible notes	1,860	1,718	—
Deferred taxes benefit	(154)	(653)	(179)
Restructuring charge	—	1,549	—
Changes in other assets and liabilities:
Accounts receivable, net	(20,594)	(17,012)	(11,117)
Inventory	(1,550)	351	293
Prepaid expenses	1,669	(1,616)	(4,025)
Other assets	(80)	(4,116)	464
Accounts payable	6,743	(215)	5,215
Accrued expenses	7,453	406	(12,008)
Contract liabilities	(1,404)	735	(1,625)
Lease liabilities	(5,520)	(5,727)	(845)
Income taxes payable	(312)	743	—
Net cash used in operating activities	(29,877)	(62,575)	(68,571)
Cash flows from investing activities:
Purchases of marketable securities	(11,582)	(284,096)	(267,467)
Proceeds from sale of marketable securities	50,000	58,927	235,000
Purchases of property and equipment	(18,486)	(13,650)	(6,262)
Proceeds from life insurance	—	—	627
Proceeds from sale of property and equipment	223	189	—
Cash paid for business combination, net of cash acquired	(3,349)	—	(174,646)
Net cash provided by (used in) investing activities	16,806	(238,630)	(212,748)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discount	—	—	325,263
Payments in connection with initial public offering	—	—	(3,678)
Proceeds from stock options exercised	1,909	3,715	2,291
Repayment of term loan	—	—	(16,136)
Proceeds from the exercise of warrants	—	—	40
Proceeds from issuance of convertible notes	—	287,500	—
Costs incurred in connection with issuance of convertible notes	—	(9,309)	—
Payment of contingent consideration	(842)	(932)	—
Payments on finance lease obligations	—	(2)	(12)
Net cash provided by financing activities	1,067	280,972	307,768
Effect of foreign currency translation on cash and cash equivalents	(234)	(367)	(61)
Net (decrease) increase in cash and cash equivalents	(12,238)	(20,600)	26,388
Cash and cash equivalents at beginning of the year	65,662	86,262	59,874
Cash and cash equivalents at end of the year	$53,424	$65,662	$86,262
Supplemental cash flow information:
Cash paid for interest	$2,875	$1,414	$907
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	5,353	279	—
Non-cash consideration in connection with business combination	1,593	(518)	2,339
Shares issued in business combinations	—	—	102,888

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry is a global artificial intelligence (“AI”) powered online marketplace connecting buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. We use our proprietary AI, machine learning and cloud-based services, including our Thomasnet® platform, to help buyers efficiently source custom-manufactured parts and assemblies, and empower suppliers of manufacturing services to grow their businesses. Xometry's corporate headquarters is located in North Bethesda, Maryland.

Our AI-enabled technology platform is powered by proprietary machine learning algorithms and datasets, resulting in a sophisticated two-sided marketplace that is rapidly digitizing the manufacturing industry. As a result, buyers can procure the products they want on demand, and suppliers can source new manufacturing opportunities that match their specific capabilities and capacity, ultimately resulting in locally resilient supply chains so goods can get to market faster. Every interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Through Thomasnet, a leading industrial sourcing platform in North America, we offer suppliers an array of digital advertising and marketing services and data solutions on Thomasnet. In addition, our suite of supplier services includes financial service products to stabilize and enhance cash flow and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity.

In 2021, we acquired Thomas Publishing Company and its subsidiaries (collectively, “Thomas”) and Fusiform, Inc. (d/b/a FactoryFour) (“FactoryFour”), expanding our basket of supplier services to include advertising and marketing services and Workcenter which gives shop owners the ability to build and manage workflows for all their projects, including those from non-Xometry customers, and quote new projects from Xometry and Thomas.

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

Immaterial Correction of Previously Issued Consolidated Financial Statements

During 2023, the Company identified immaterial corrections to the prior year consolidated financial statements related to our revenue, cost of revenue, other current assets, deferred sales contract acquisition costs, contract liabilities and certain other operating expenses. The Company accounts for revenue and cost of revenue pursuant to Accounting Standard

Codification (“ASC”) 606, Revenue from Contracts with Customers and ASC 705, Cost of Sales and Services. Pursuant to this guidance, the Company recognizes revenue and cost of revenue when a product is shipped. The Company did not recognize revenue and cost of revenue associated with products that had shipped in the proper period.

The Company accounts for deferred sales contract acquisition costs pursuant to ASC 340, Other Assets and Deferred Costs. Pursuant to this guidance, the Company recognizes contract acquisition costs over the life of the sales contract. The Company did not recognize deferred sales contract acquisition costs in the proper period.

The Company has evaluated the effects of these corrections on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections. While the Company has concluded such corrections to be immaterial to its current and previously issued financial statements, the Company has elected to revise the consolidated financial statements for the prior year presented herein.

The tables below reflect the sections of the Company’s consolidated financial statements that were impacted by the immaterial corrections.

A summary of the effect of the corrections on the Consolidated Balance Sheet as of December 31, 2022 is as follows (in thousands):

	December 31, 2022
	As Reported	Corrections	As Adjusted
Assets
Accounts receivable	$49,188	$89	$49,277
Other current assets	12,273	(2,900)	9,373
Total current assets	390,055	(2,811)	387,244
Total assets	$736,925	$(2,811)	$734,114
Liabilities and stockholders’ equity
Accrued expenses	33,430	3	33,433
Contract liabilities	8,509	220	8,729
Total current liabilities	63,803	223	64,026
Total liabilities	362,092	223	362,315
Accumulated deficit	(249,366)	(3,034)	(252,400)
Total liabilities and stockholders’ equity	$736,925	$(2,811)	$734,114

A summary of the effect of the corrections on the Consolidated Statement of Operation and Comprehensive Loss for the year ended December 31, 2022 is as follows (in thousands, except per share data):

	Year ended December 31, 2022
	As Reported	Corrections	As Adjusted
Revenue	$381,053	$(132)	$380,921
Cost of revenue	233,487	1,443	234,930
Gross profit	147,566	(1,575)	145,991
Operating expenses:
Sales and marketing	83,222	1,149	84,371
Operations and support	48,572	56	48,628
General and administrative	57,992	254	58,246
Total operating expenses	221,623	1,459	223,082
Loss from operations	(74,057)	(3,034)	(77,091)
Loss before income taxes	(75,973)	(3,034)	(79,007)
Net loss	(76,009)	(3,034)	(79,043)
Net loss attributable to common stockholders	$(76,025)	$(3,034)	$(79,059)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(1.61)	$(0.07)	$(1.68)

The immaterial corrections had no impact on net cash used in operating activities. A summary of the effect of the corrections on the Consolidated Statement of Cash Flows for the year ended December 31, 2022 is as follows (in thousands):

	Year ended December 31, 2022
	As Reported	Corrections	As Adjusted
Net loss	$(76,009)	$(3,034)	$(79,043)
Changes in operating assets and liabilities
Accounts receivable, net	(16,923)	(89)	(17,012)
Other assets, current and long term	(7,016)	2,900	(4,116)
Accrued expenses	403	3	406
Contract liabilities	515	220	735

The immaterial corrections impacted only the Company’s U.S. operating segment. A summary of the effect of the corrections on Disaggregated Revenue and Cost of Revenue and U.S. Segment Revenue and U.S. Segment Loss for the year ended December 31, 2022 is as follows (in thousands):

	Summary
Disaggregated Revenue and Cost of Revenue Information	As Reported	Corrections	As Adjusted
Marketplace
Revenue	$303,134	$89	$303,223
Cost of revenue	216,336	1,443	217,779
Gross profit	$86,798	$(1,354)	$85,444

Supplier Services
Revenue	$77,919	$(221)	$77,698
Cost of revenue	17,151	-	17,151
Gross profit	$60,768	$(221)	$60,547

	For The Year Ended December 31, 2022
Segments	As Reported	Corrections	As Adjusted
Revenues
U.S.	$347,842	$(132)	$347,710

Losses
U.S.	$(58,758)	$(3,034)	$(61,792)

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

Noncontrolling Interest

We have a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our consolidated financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity on our Consolidated Balance Sheets. We include net (loss) income attributable to the noncontrolling interests in net loss in our Consolidated Statements of Operations and Comprehensive Loss.

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

(f)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in other expenses on the Consolidated Statements of Operations and Comprehensive Loss. Our marketable securities represent our investments in a short term money market fund and or short term bond fund. These marketable securities have maturities of three months or less. As of December 31, 2023 and 2022, the Company's marketable securities of $215.4 million and $253.8 million respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. No losses or gains were recorded during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company recorded losses of $1.9 million and $2.0 million, respectively related to these securities which is recorded in other expenses on the Consolidated Statements of Operations and Comprehensive Loss.

(g)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company's accounts receivable do not bear interest. Amounts collected on accounts receivable are included in net cash used in operating activities in the Consolidated Statements of Cash Flows. For buyers for which the Company provides credit, the Company performs credit inquiries, including reference checks, and queries credit ratings services and other publicly available information. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. The Company reviews its valuation allowance monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2023	2022	2021

Allowance for credit losses
Balance at beginning of year, January 1	$1,988	$809	$569
Charge to provision accounts	2,186	1,324	295
Write-offs or other	(1,730)	(145)	(55)
Balance at period end December 31, respectively	$2,444	$1,988	$809

(h)
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

(i)
Property and Equipment and Long-Lived Assets

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets, which range from two to nine years, or in the case of leasehold improvements, over the shorter of the remaining lease term or the useful life of the asset.

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $19.7 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(j)
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

No impairment loss on our investment in unconsolidated joint venture was recognized during the years ended December 31, 2023, 2022 and 2021.

(k)
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

Revenue is shown net of estimated returns, refunds, and allowances. At December 31, 2023 and 2022, the Company has a provision for estimated returns, refunds or allowances of $0.1 million and $0.3 million, respectively.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are derived from payments received at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2021	$7,863
Revenue recognized	(171,489)
Payments received in advance	172,355
Contract liabilities at December 31, 2022	8,729
Revenue recognized	(203,118)
Payments received in advance	201,725
Acquired contract liabilities	21
Contract liabilities at December 31, 2023	$7,357

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For contracts in excess of one year, the Company recognizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in Xometry’s sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $8.1 million, $6.1 million and $0.5 million, respectively of amortization related to deferred sales commissions. As of December 31, 2023 and 2022, the Company had deferred sales contract acquisition costs of $3.1 million and $2.2 million, respectively which is classified in other current assets on the Consolidated Balance Sheets.

(l)
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

(m)
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

(n)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the years ended December 31, 2023, 2022 and 2021, the Company’s advertising costs were $31.7 million, $33.5 million and $20.7 million, respectively.

(o)
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

(p)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(q)
General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense.

(r)
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

(s)
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

(t)
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

(u)
Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(v)
Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to 17 years. Xometry reviews definite-lived intangible assets for impairment under the long-lived asset model described in Property and Equipment and Long-Lived Assets above.

(w)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors assessed may include the following: (i) significant changes in the manner of our use of the assets or the strategy of our overall business, (ii) certain restructuring initiatives, (iii) significant negative industry or economic trends and (iv) significant decline in our share price for a sustained period. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to the quantitative assessment. During the years ended December 31, 2023, 2022 and 2021, the Company performed its qualitative assessment and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values.

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

(x)
Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

For 2023, 2022, and 2021, no one customer accounted for more than 10% of the Company's revenues. As of December 31, 2023 and 2022, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4)
Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. The tools inventory primarily consists of small consumable machine tools, cutting devices, etc. Finished goods represents product awaiting shipment. Inventory consists of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022

Raw materials	$1,129	$119
Work-in-progress	696	675
Tools inventory	-	477
Finished goods	1,060	300
Total	$2,885	$1,571

(5)
Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of December 31, 2023 and 2022 (in thousands):

		December 31,	December 31,
	Useful Life	2023	2022

Technology hardware	3 years	$3,355	$2,927
Manufacturing equipment	2 - 9 years	5,482	2,892
Capitalized software development	3 years	44,004	24,343
Leasehold improvements	Shorter of useful life or lease term	1,365	1,345
Furniture and fixtures	7 years	2,630	1,705
Total		56,836	33,212
Less accumulated depreciation		(21,199)	(14,133)
Property and Equipment, net		$35,637	$19,079

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$172	$82	$104
Sales and marketing	43	-	11
Operations and support	174	57	155
Product development	5,763	3,158	2,655
General and administrative	878	700	207
Total depreciation expense	$7,030	$3,997	$3,132

(6)
Leases

The Company leases its offices under non-cancelable lease agreements which expire between 2024 and 2029. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and the associated potential option payments are excluded from the lease payments. Under such arrangements, the Company recognizes an ROU asset and lease liability on the Consolidated Balance Sheets. Variable rent may include items such as common area maintenance and real estate taxes.

The Company subleases a portion of its office in New York City to three other companies (the “Sublessees”). The Sublessees pay the Company a portion of the rent under the existing lease with the landlord (the “Head Lease”), the Company was not relieved from its legal obligation to the landlord under the Head Lease. Accordingly, an operating lease liability and an operating lease ROU asset is reflected on the Company’s Consolidated Balance Sheets related to the Head Lease.

During 2023, the Company assessed its lease portfolio. As a result, the Company abandoned certain leases and/or portions of its leases in New York, NY, Horsham, PA, Culver City, CA, Doraville, GA and Gaithersburg, MD. As a result of abandoning these leases, the Company ceased its use of these locations and accelerated the amortization of the ROU assets to reduce the ROU assets carrying values to zero. The Company recognized a one-time charge of $8.7 million of additional operating lease expense during 2023 in general and administrative on our Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to pay the rent owed under the existing lease agreements.

Operating lease expense for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cost of revenue	$72	$82	$93
Operations and support	-	-	137
General and administrative	15,008	7,706	1,512
Total operating lease expense	$15,080	$7,788	$1,742

Our lease costs for the year ended December 31, 2023 and 2022 are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Lease costs:
Operating lease costs	$5,725	$6,805
Variable lease costs	1,315	1,083
Short-term lease costs	133	160
Amortization of in-place lease intangible assets	364	386
Amortization of in place lease asset - below market	949	1,332
Lease abandonment cost	8,706	-
Sublease income	(2,112)	(1,978)
Total operating lease cost	$15,080	$7,788

Our lease costs for the year ended December 31, 2021, were primarily operating lease costs.

The following table includes supplemental cash and non-cash information related to Xometry’s leases during 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,460	$6,472	1,600
Financing cash flows from financing leases	—	2	12
Right of use assets obtained in exchange for lease obligations:	852	5,730	26,706
Reduction to right of use assets resulting from reductions to lease obligations:	(69)	(67)	(84)

The change in our ROU assets as December 31, 2023, as compared to December 31, 2022 was primarily due to our lease abandonment of $8.7 million that was recognized in 2023, offset by new leases in Lyon, France and Istanbul, Turkey and the extension of a lease term in Gaithersburg, MD. The increase in our ROU assets at December 31, 2022, as compared to December 31, 2021, is primarily due to our new lease in North Bethesda, Maryland and new and/or amended leases in Germany.

Xometry’s aggregate annual lease obligations at December 31, 2023 are as follows (in thousands):

Operating Leases
2024	$7,538
2025	6,802
2026	1,641
2027	1,398
2028	1,092
Thereafter	1,091
Total undiscounted lease obligations	19,562
Less imputed interest	(1,812)
Net lease obligations	$17,750

The following are the remaining weighted average lease terms and discount rates for Xometry’s leases as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years)	3.25	3.76
Weighted average discount rate	5.20%	4.78%

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

Also on July 2, 2021, the Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval by our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over the next five years, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2023, 2022 and 2021, the Company donated 60,399, 60,399 and 40,266 shares of its Class A common stock, respectively, to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $1.0 million, $2.3 million and $2.2 million which is recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

As of December 31, 2023, there were 5,765,450 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

Prior to the Company's IPO on July 2, 2021, the fair value of the Company's common stock was estimated by management as there was no public market for the Company's common stock. Xometry's market-based methodology considered a number of objective and subjective factors including third-party valuations of its common stock, the valuation of comparable companies, sales of the Company's convertible preferred stock to outside investors in arms-length transactions the Company's operating and financial performance, the lack of marketability, and general and industry specific economic outlook, amongst others.

The weighted average assumptions for the year ended December 31, 2023 and 2022 are provided in the following table.

	Year Ended December 31,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	81%	67%
Expected term (years)	6.3	5.9
Risk-free interest rate	3.8%	2.2%
Fair value of share	$15.97	$37.60

A summary of the status of the Company’s stock option activity and the changes during the years then ended are as follows (in millions, except share, per share amounts and contractual term):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2020	3,152,774	$2.97	8.3
Granted	1,393,431	12.24	—
Exercised	(1,101,539)	2.07	—
Forfeited	(148,304)	7.88	—
Expired	(9,492)	2.65	—
Balance at December 31, 2021	3,286,870	6.98	8.4

Exercisable at December 31, 2021	987,622	3.35	7.5
Balance at December 31, 2021	3,286,870	6.98	8.4
Granted	377,253	37.60	—
Exercised	(682,958)	5.53	—
Forfeited	(137,413)	8.18	—
Expired	(2,333)	7.57	—
Balance at December 31, 2022	2,841,419	11.33	7.7

Exercisable at December 31, 2022	1,391,047	6.09	7.2	$36.4
Balance at December 31, 2022	2,841,419	11.33	7.7	61.4
Granted	474,237	15.97	—	—
Exercised	(264,445)	7.04	—	—
Forfeited	(152,418)	18.20	—	—
Expired	(17,585)	28.50	—	—
Balance at December 31, 2023	2,881,208	12.02	7.0	69.6
Exercisable at December 31, 2023	1,859,740	8.78	6.4	50.7

The weighted average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $11.55, $22.94 and $26.23, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $3.9 million, $25.1 million and $19.0 million, respectively.

At December 31, 2023, there was $14.4 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 and 2016 Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of approximately two years as of December 31, 2023.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

In April 2021, the Company granted stock options to purchase up to 1.3 million shares of our common stock at an exercise price of $12.32 per share which generally vest over a requisite service period of four years. In the second quarter of 2021, the Company assessed the fair value of the Company's April 2021 stock option grant, giving consideration to the Company's initial public offering price of $44.00 per share. The Company assumed a $28.00 per share fair value, which was based on a 30% discount from the midpoint of our initial price range, in order to determine the appropriate stock-based compensation expense for financial reporting purposes. The Company estimated that the fair value of the April 2021 grants approximated $25.6 million which is being recognized over four years from the grant date.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the year ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2020	—	$—	$—
Granted	193,722	64.02	—
Vested	(1,954)	73.17	—
Forfeited and cancelled	(5,288)	63.58	—
Unvested RSUs as of December 31, 2021	186,480	63.94	9.6
Granted	917,661	42.54	—
Vested	(73,018)	59.02	—
Forfeited and cancelled	(155,221)	50.15	—
Unvested RSUs as of December 31, 2022	875,902	44.37	28.2
Granted	1,563,404	16.57	—
Vested	(340,595)	42.18	—
Forfeited and cancelled	(328,837)	32.19	—
Unvested RSUs as of December 31, 2023	1,769,874	22.50	63.6

At December 31, 2023, there was approximately $33.0 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of December 31, 2023.

Total stock-based compensation cost for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Sales and marketing	$4,909	$3,875	$1,223
Operations and support	7,719	6,886	2,659
Product development	5,345	4,300	1,744
General and administrative	4,145	4,111	1,769
Total stock compensation expense	$22,118	$19,172	$7,395

(10)
Income Taxes

For the year ended December 31, 2023 and 2022 the Company has income tax (benefit) provision of $(0.4) million and less than $0.1 million, respectively. The Company's tax benefit is comprised of a current and deferred state tax benefit of $(0.2) million and $(0.2) million respectively for the year ended December 31, 2023. This estimated annual effective tax rate of 1% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal tax statutory rate	21%	21%	21%
State tax rate, net of federal benefit	2	—	—
Foreign rate difference	2	2	1
Permanent difference: stock based compensation	(2)	3	1
Permanent difference: other	(5)	(2)	(1)
Change in state tax rate	5	—	—
Valuation allowance	(22)	(24)	(22)
	1%	—%	—%

Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Deferred compensation	$3,783	$3,392
Leases	4,070	4,913
Sec. 163(j) interest limitation carryforward	2,778	1,521
Allowance for doubtful accounts	553	501
Fixed assets	998	410
Charitable contributions	1,365	1,051
Unrealized losses	457	—
Other	1,354	1,346
Net operating loss	71,077	63,109
Total deferred tax assets	86,435	76,243
Less valuation allowance	(73,412)	(59,789)
Total deferred tax assets, net	$13,023	$16,454
Deferred tax liabilities:
Leases	$(2,826)	$(5,886)
Deferred sales commissions	5	(1,409)
Acquisition costs and intangibles	(10,036)	(9,576)
Other	(441)	(12)
Total deferred tax liabilities	(13,298)	(16,883)
Net deferred tax liability	$(275)	$(429)

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

As of December 31, 2023, and 2022, the Company had a valuation allowance of $73.4 million and $59.8 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of its foreign subsidiaries. The increase in the valuation allowance during 2023 is primarily related to the pre-tax losses generated in the U.S and non-U.S. operations.

Net Operating Loss and Credit Carryforwards

As of December 31, 2023, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $228.6 million available to reduce future income subject to income taxes before limitations. As of December 31, 2023, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiaries of $50.1 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $61.5 million will begin to expire, if not utilized, in 2025. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. Under the provisions of U.S. Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation in the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income.

Of the total loss carryforward available, approximately $57.2 million of net operating losses were attributable to the acquisition of Thomas. During 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas net operating loss carryforward. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

Uncertain Tax Positions

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. Our gross unrecognized tax benefits related to uncertain tax positions were not material to the Company's financial position or operations for all periods presented.

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

	Year Ended December 31,
	2023	2022	2021
Net loss	$(67,465)	$(79,043)	$(61,381)
Net (loss) income attributable to noncontrolling interest	7	16	(2)
Net loss attributable to common stockholders	$(67,472)	$(79,059)	$(61,379)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	47,914,039	47,158,247	26,318,349
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(1.41)	$(1.68)	$(2.33)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	December 31,
	2023	2022
Stock options outstanding	2,881,208	2,841,419
Unvested restricted stock units	1,769,874	875,902
Warrants outstanding	87,784	87,784
Shares reserved for charitable contribution	241,594	301,993
Convertible notes	5,123,624	5,123,624
Total shares	10,104,084	9,230,722

(12)
Debt and Commitments and Contingencies

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	December 31,	December 31,
	2023	2022
Principal	$287,500	287,500
Unamortized debt discount	(5,319)	(7,044)
Unamortized debt issuance costs	(412)	(547)
Net carrying value	$281,769	279,909

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Coupon interest	$2,875	$2,606
Amortization of debt discount	1,725	1,582
Amortization of transaction costs	135	136
Total interest expense	$4,735	$4,324

The Company estimates the fair value of the 2027 Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$281,769	$268,554	$279,909	$257,671

(1) At December 31, 2022, the fair value is estimated using a discounted cash flow analysis, using interest rate that we believe are offered for similar borrowings (a Level 3 measurement). As of December 31, 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the year.

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

Restructuring

In May 2023 and December 2022, we initiated restructuring actions to help manage our operating expenses by reducing our workforce. For the year ended December 31, 2023 and December 31, 2022, we incurred $0.7 million and $1.5 million, respectively, for employee termination costs related to this restructuring. The majority of these costs was paid by the Company in 2023.

The following table shows the total amount incurred and the liability, which is recorded in accrued expenses in the Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2023 and 2022 (in thousands):

Employee Termination Benefits

Accrued restructuring costs as of December 31, 2022	$1,549
Restructuring costs incurred during the twelve months ended December 31, 2023	738
Amount paid during the period ended December 31, 2023	(2,228)
Accrued restructuring costs as of December 31, 2023	$59

The following table shows the total restructuring costs incurred during the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022

Sales and marketing	$224	$506
Operations and support	230	432
Product development	117	458
General and administrative	167	153
Total restructure charge	$738	$1,549

Exit from the Supplies Business

The Company previously provided suppliers with access to competitively priced tools, material and supplies in the U.S. As a result of exiting the supplies business during 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plans

We sponsor a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions up to 6% of eligible income. Our total matching contribution to the 401(k) Plan was $2.1 million, $1.6 million and $0.7 million for the years ending December 31, 2023, 2022 and 2021, respectively.

(13)
Acquisitions

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends the Company's marketplace capabilities in Europe and provides the Company with access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.8 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and will be paid in a future period. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds. As of December 31, 2023, the total contingent consideration had a fair value of $1.1 million. During the year ended December 31, 2023, the Company recorded an approximate $0.3 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Consolidated Statements of Operations and Comprehensive Loss.

The following table (in thousands) summarizes the consideration paid for Tridi and the final fair value of the assets acquired and liabilities assumed on the acquisition date:

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

Tridi’s results of operations were included in the Company's consolidated financial statements from the date of acquisition, January 2, 2023. The acquisition of Tridi was not considered material to the Company for the years presented, and therefore, proforma information has not been presented.

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

During the years ended December 31, 2023 and 2022, the Company recorded an approximate $53,000 and $54,000, respectively, increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Consolidated Statements of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition using a similar methodology as described above. As of December 31, 2022, the total contingent consideration had a fair value of $0.4 million. In December 2022, the Company paid the first installment payment of $0.5 million to the former owner of Big Blue Saw. In November 2023, the Company paid the second installment payment of approximately $0.5 million to the former owner of Big Blue Saw.

The following table (in thousands) summarizes the consideration paid for Big Blue Saw and the final fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$1,201
Fair value of Class A common stock	250
Fair value of contingent consideration	859
Fair value of consideration	2,310
Acquisition cost included in general and administrative for the year ended December 31, 2021	17
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	125
Property and equipment	206
Right-of-use asset	105
Lease liability	(105)
Current liabilities	(109)
Total identifiable net assets assumed	222
Goodwill	2,088
Total	$2,310

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

During the years ended December 31, 2023 and 2022, the Company recorded an approximate $0.3 million and $0.8 million, respectively, increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Consolidated Statement of Operations and Comprehensive Loss. The Company re-evaluated the fair value of the contingent consideration based on current information available to the Company subsequent to our acquisition. To estimate the current fair value, we applied an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about gross total orders. As of December 31, 2023 and 2022, the total contingent consideration had a fair value of $1.0 million and $1.5 million, respectively. In December 2022, the Company paid the first installment payment of $0.8 million to the former owners of FactoryFour. In November 2023, the Company paid the second installment payment of $0.8 million to the former owners of FactoryFour.

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

During the year ended December 31, 2022, the Company recognized measurement period adjustments primarily related to certain other assets, lease intangibles and tax liabilities which resulted in additional goodwill of approximately $3.9 million. The Company also recognized within current assets $4.8 million of indemnity receivables from the Thomas seller which was recovered by the Company in 2023. A portion of the deferred tax liability of $0.6 million which was recognized on the acquisition date was subsequently recognized into income during the year ended December 31, 2022.

The following table (in thousands) summarizes the consideration paid for Thomas and the final fair value of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash	$174,320
Fair value of Class A common stock	101,499
Fair value of consideration	275,819

Acquisition costs included in general and administrative for the year ended December 31, 2021	5,661
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	16,411
Property and equipment	890
Intangible assets	41,844
Right-of-use assets	24,130
Other long-term assets	44
Investment in unconsolidated joint venture	4,156
Lease liabilities	(18,690)
Deferred tax liability	(1,083)
Income taxes payable	(3,343)
Other long-term liabilities	(281)
Contract liabilities	(6,745)
Current liabilities	(30,580)
Noncontrolling interest	(1,036)
Total identifiable net assets assumed	25,717
Goodwill	250,102
Total	$275,819

The following table (in thousands) summarizes the fair value of the identifiable intangible assets:

	Total	Estimated life
Customer relationships	$36,600	15
Database	2,400	5
Trade name	800	10
Developed technology	600	5
Lease intangible assets	1,444	4
Total intangible assets	$41,844

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

For the Year Ended December 31,
2021
(unaudited)
Revenue	$280,790
Net loss attributable to common stockholders	(61,852)

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

The following tables reflect certain segment information for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Segment Revenue
U.S.	$403,289	$347,710	$202,034
International	60,117	33,211	16,302
Total	$463,406	$380,921	$218,336

Segment Interest Expense
U.S.	$(4,763)	$(4,396)	$(716)
International	(21)	(22)	(136)
Total	$(4,784)	$(4,418)	$(852)

Segment Interest and Dividend Income
U.S.	$11,586	$4,096	$982
International	21	19	—
Total	$11,607	$4,115	$982

Segment Income from Unconsolidated Joint Venture
U.S.	$446	$570	$41
International	—	—	—
Total	$446	$570	$41

	Year Ended December 31,
	2023	2022	2021
Segment Depreciation and Amortization
U.S.	$9,830	$7,332	$3,208
International	908	487	388
Total	$10,738	$7,819	$3,596

Segment Impairments
U.S.	$397	$513	$—
International	—	311	—
Total	$397	$824	$—

Segment Losses
U.S.	$(49,689)	$(61,792)	$(51,230)
International	(17,783)	(17,267)	(10,149)
Total	$(67,472)	$(79,059)	$(61,379)

	Year Ended December 31,
	2023	2022
Segment Property and Equipment
U.S.	$30,085	$16,451
International	5,552	2,628
Total	$35,637	$19,079

	Year Ended December 31,
	2023	2022	2021
Segment Expenditures for Property and Equipment (1)
U.S.	$14,815	$11,789	$5,636
International	3,671	1,861	626
Total	$18,486	$13,650	$6,262

(1) Includes software development costs.

(15)
Disaggregated Revenue and Cost of Revenue Information

The following table present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of digital advertising and marketing services, and to a lesser extent financial service products, SaaS products and supplies.

Revenue is presented in the following tables for the years ended December 31, 2023 and 2022 (in thousands, supplier service revenue for the year ended December 31, 2021, was not considered material):

	Year Ended December 31,
Marketplace	2023	2022
Revenue	$394,754	$303,223
Cost of revenue	273,264	217,779
Gross Profit	$121,490	$85,444

Supplier Services
Revenue	$68,652	$77,698
Cost of revenue	11,883	17,151
Gross Profit	$56,769	$60,547

(16)
Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	December 31, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$5,030	$31,570
Trade Names	10	800	165	635
Developed Technology	5	739	349	390
Vendor Relationships	15	1,273	336	937
Database	5	2,400	990	1,410
Patents	17	157	51	106
Subtotal intangible assets		41,969	6,921	35,048
In-place Lease Intangible Asset	4	568	287	281
Above Market Lease Intangible Asset	4	896	457	439
Total intangible assets		$43,433	$7,665	$35,768

	December 31, 2022
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,652	$2,638	$34,014
Trade Names	10	841	97	744
Developed Technology	5	739	182	557
Vendor Relationships	15	1,267	299	968
Database	5	2,400	510	1,890
Patents	17	157	42	115
Subtotal intangible assets		42,056	3,768	38,288
In-place Lease Intangible Asset	4	548	143	405
Above Market Lease Intangible Asset	4	896	238	658
Total intangible assets		$43,500	$4,149	$39,351

At least annually, we evaluate intangible long-lived assets for impairment. During 2023, 2022 and 2021, no impairments were recorded on our intangible long-lived assets.

The following tables provides a roll forward of the carrying amount of goodwill (in thousands):

	2023	2022

Balance as of January 1:
Gross goodwill	$261,110	$257,746
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	258,036	254,672
Goodwill acquired during the year(1)	4,836	3,364
Impact of foreign exchange	43	—
Net goodwill as of December 31:	$262,915	$258,036

(1) See Note 13 - Acquisitions.

As of December 31, 2023 and 2022, Xometry had $262.9 million and $258.0 million, respectively of goodwill. As of December 31, 2023, $258.0 million is part of Xometry’s U.S. operating segment and $4.9 million is part of Xometry’s International operating segment. As of December 31, 2022, $258.0 million is part of Xometry's U.S. operating segment.

Aggregate amortization expense for amortizing intangibles assets was $3.3 million, $3.4 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, estimated amortization expense for intangible assets and lease intangible assets for the next five years is: $3.6 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, and $2.6 million in 2028 and $20.2 million thereafter.

Amortization expense for the year ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Sales and marketing	$3,119	3,102	289
Product development	211	325	166
General and administrative (1)	14	9	9
Total	$3,344	$3,436	$464

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

(17)
Investment in Unconsolidated Joint Venture

The Company has a 50% interest in Industrial Media, LLC ("IM, LLC") with the other 50% owned by Rich Media Group, LLC. IM, LLC primarily manages content creation, advertising sales, and marketing initiatives for the Industrial Engineering News brand, certain magazines, videos, website and associated electronic media products for industrial engineers. The Company’s initial ownership interest in the net assets of IM, LLC approximated $5.2 million. We estimated the fair value of the net assets using market approach which considered, market multiples and revenue assumptions based on historical operating results (Level 3 inputs). The Company estimated a basis difference of approximately $4.2 million which is accounted for as equity method goodwill which is not subject to amortization.

During the years ended December 31, 2023 and 2022, the Company received dividends from IM, LLC of $0.4 million and $0.7 million, respectively, which were recorded as a reduction to our investment in unconsolidated joint venture on our Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, the Company paid IM, LLC $0.2 million. During the year ended December 31, 2021, the Company did not pay material amounts to IM, LLC.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in Part II, “Item 9A— Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the Company’s inability to timely perform an effective risk assessment related to the achievement of its control objectives in certain processes, primarily revenue and costs of revenue. As a result, we were unable to design and operate effective process-level controls as of December 31, 2022.

In light of the material weakness, we performed the following remediation actions during the year ended December 31, 2023:

•
improved our risk assessment process;
•
implemented revised control activities and control documentation; and
•
strengthened process-level controls related to internal controls over financial reporting.

We have completed our testing of both the design and operating effectiveness of process-level controls, and we have concluded that the material weakness has been remediated as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “—Remediation of Material Weakness in Internal Control Over Financial Reporting”, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d)

under the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold		Total Shares of Class A Common Stock to be Purchased	Expiration Date
Peter Goguen Chief Operating Officer	Adopted	12/15/2023	X	-	65,499		-	3/16/2026
Peter Goguen Chief Operating Officer	Adopted	12/15/2023	X	-	17,423	(1)	-	3/16/2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) This Rule 10b5-1 trading arrangement includes shares to be sold to satisfy tax withholding obligations arising from the vesting of restricted stock unit awards previously granted to Mr. Goguen that may vest and be released to him on or before December 15, 2025 upon satisfaction of the applicable service-based vesting conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including information about our directors, executive officers and audit committee, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Information about our Director Nominees and Current Directors”, “Executive Officers” and “Information Regarding the Board and Corporate Governance”, which will be filed with the SEC, no later than 120 days after December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Non-Employee Director Compensation”, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders under the caption “Transactions with Related Persons”, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders under the caption “Ratification of the Selection of KPMG as our Independent Registered Public Accounting Firm”, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

21.1*	List of Subsidiaries of Xometry, Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Xometry, Inc. Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Bethesda, State of Maryland, on February 29, 2024.

Xometry, Inc.

Date: February 29, 2024	By:	/s/ Randolph Altschuler
Name: Randolph Altschuler
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randolph Altschuler	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Randolph Altschuler

/s/ James Rallo	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
James Rallo

/s/ Laurence Zuriff	Co-Founder, Managing Director Donor Advised Fund and Director	February 29, 2024
Laurence Zuriff

/s/ Fabio Rosati	Chairman of the Board and Director	February 29, 2024
Fabio Rosati

/s/ Emily Rollins	Director	February 29, 2024
Emily Rollins

/s/ Deborah Bial	Director	February 29, 2024
Deborah Bial

/s/ Katharine Weymouth	Director	February 29, 2024
Katharine Weymouth /s/ Ranjana Clark	Director	February 29, 2024
Ranjana Clark