Form 10-Q
period 2024-03-31
Xometry, Inc.
filed 2024-05-09
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 46,123,556 shares of Class A common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$45,701	$53,424
Marketable securities	208,078	215,352
Accounts receivable, less allowance for credit losses of $2.4 million and $2.4 million as of March 31, 2024 and December 31, 2023	69,324	70,102
Inventory	2,890	2,885
Prepaid expenses	5,998	5,571
Other current assets	9,366	8,897
Total current assets	341,357	356,231
Property and equipment, net	37,579	35,637
Operating lease right-of-use assets	11,152	12,251
Investment in unconsolidated joint venture	4,211	4,114
Intangible assets, net	34,856	35,768
Goodwill	262,827	262,915
Other assets	489	471
Total assets	$692,471	$707,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,989	$24,710
Accrued expenses	46,193	41,845
Contract liabilities	9,613	7,357
Income taxes payable	2,208	2,484
Operating lease liabilities, current portion	6,731	6,799
Total current liabilities	78,734	83,195
Convertible notes	282,234	281,769
Operating lease liabilities, net of current portion	9,345	10,951
Deferred income taxes	275	275
Other liabilities	288	778
Total liabilities	370,876	376,968
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 46,010,987 shares and 45,489,379 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	656,554	648,317
Accumulated other comprehensive income	381	855
Accumulated deficit	(336,488)	(319,872)
Total stockholders’ equity	320,447	329,300
Noncontrolling interest	1,148	1,119
Total equity	321,595	330,419
Total liabilities and stockholders’ equity	$692,471	$707,387

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenue	$122,690	$105,326
Cost of revenue	74,788	65,957
Gross profit	47,902	39,369
Sales and marketing	27,200	22,439
Operations and support	14,047	12,608
Product development	9,590	8,125
General and administrative	14,922	15,957
Impairment of assets	—	27
Total operating expenses	65,759	59,156
Loss from operations	(17,857)	(19,787)
Other income (expenses)
Interest expense	(1,189)	(1,198)
Interest and dividend income	2,732	2,695
Other (expenses) income	(387)	17
Income from unconsolidated joint venture	97	66
Total other income	1,253	1,580
Loss before income taxes	(16,604)	(18,207)
Provision for income taxes	—	(136)
Net loss	(16,604)	(18,343)
Net income attributable to noncontrolling interest	12	1
Net loss attributable to common stockholders	$(16,616)	$(18,344)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.34)	$(0.38)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	48,577,980	47,699,561

Net loss	$(16,604)	$(18,343)
Comprehensive loss:
Foreign currency translation	(457)	135
Total other comprehensive (loss) income	(457)	135
Comprehensive loss	(17,061)	(18,208)
Comprehensive income attributable to noncontrolling interest	29	5
Total comprehensive loss attributable to common stockholders	$(17,090)	$(18,213)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2024 and 2023

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	$855	$(319,872)	329,300	$1,119	330,419
Exercise of common stock options	120,481	—	—	—	1,233	—	—	1,233	—	1,233
Vesting of restricted stock units	359,911	—	—	—	—	—	—	—	—	—
Shared issued in business combination	21,083	—	—	—	625	—	—	625	—	625
Donated common stock	20,133	—	—	—	343	—	—	343	—	343
Stock based compensation	—	—	—	—	6,036	—	—	6,036	—	6,036
Comprehensive loss
Foreign currency translation	—	—	—	—	—	(474)	—	(474)	17	(457)
Net loss	—	—	—	—	—	—	(16,616)	(16,616)	12	(16,604)
Total comprehensive loss	—	—	—	—	—	—	—	(17,090)	29	(17,061)
Balance, March 31, 2024	46,010,987	$—	2,676,154	$—	$656,554	$381	$(336,488)	$320,447	$1,148	$321,595

Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	$373,743	$1,090	$374,833
Exercise of common stock options	82,909	—	—	—	483	—	—	483	—	483
Vesting of restricted stock units	169,446	—	—	—	—	—	—	—	—	—
Shared issued in business combination	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	20,133	—	—	—	370	—	—	370	—	370
Stock based compensation	—	—	—	—	4,694	—	—	4,694	—	4,694
Comprehensive loss
Foreign currency translation	—	—	—	—	—	131	—	131	4	135
Net loss (income)	—	—	—	—	—	—	(18,344)	(18,344)	1	(18,343)
Total comprehensive loss	—	—	—	—	—	—	—	(18,213)	5	(18,208)
Balance, March 31, 2023	45,098,314	$—	2,676,154	$—	$628,808	$159	$(267,710)	$361,257	$1,095	$362,352

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,604)	$(18,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,153	2,566
Impairment of assets	—	27
Reduction in carrying amount of right-of-use asset	1,096	1,935
Stock based compensation	6,036	4,694
Revaluation of contingent consideration	137	—
Income from unconsolidated joint venture	(97)	(66)
Donation of common stock	343	370
Loss on sale of property and equipment	—	91
Amortization of deferred costs on convertible notes	464	466
Deferred taxes benefit	—	(23)
Changes in other assets and liabilities:
Accounts receivable, net	532	(2,804)
Inventory	(40)	133
Prepaid expenses	(433)	185
Other assets	(442)	(3,687)
Accounts payable	(10,649)	(503)
Accrued expenses	4,440	(2,119)
Contract liabilities	2,277	1,436
Lease liabilities	(1,671)	(970)
Income taxes payable	(276)	157
Net cash used in operating activities	(11,734)	(16,455)
Cash flows from investing activities:
Purchases of marketable securities	(2,726)	(2,688)
Proceeds from sale of marketable securities	10,000	—
Purchases of property and equipment	(4,347)	(4,186)
Proceeds from sale of property and equipment	—	223
Cash paid for business combination, net of cash acquired	—	(3,349)
Net cash provided by (used in) investing activities	2,927	(10,000)
Cash flows from financing activities:
Proceeds from stock options exercised	1,233	483
Net cash provided by financing activities	1,233	483
Effect of foreign currency translation on cash and cash equivalents	(149)	15
Net decrease in cash and cash equivalents	(7,723)	(25,957)
Cash and cash equivalents at beginning of the period	53,424	65,662
Cash and cash equivalents at end of the period	$45,701	$39,705
Supplemental cash flow information:
Cash paid for interest	$1,438	$1,438
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	—	78
Non-cash consideration in connection with business combination	—	1,593

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

We empower suppliers to grow their manufacturing businesses and improve machine uptime by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. Through Thomasnet, a leading industrial sourcing platform in North America, we offer suppliers an array of digital advertising and marketing services and data solutions. In addition, our suite of supplier services includes financial service products to stabilize and enhance cash flow and a cloud-based manufacturing execution system to help suppliers optimize their productivity.

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024.

The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period. The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent, United Kingdom, Turkey, China and Japan, is the Euro, British Pound Sterling, Turkish Lira, Yuan and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income, as a separate component of equity.

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

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of March 31, 2024 and December 31, 2023, the Company's marketable securities of $208.1 million and $215.4 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2024	2023

Allowance for credit losses
Balance at beginning of year, January 1	$2,444	$1,988
Charge to provision accounts	252	2,186
Write-offs or other	(298)	(1,730)
Balance at period end, March 31 and December 31, respectively	$2,398	$2,444

(h)
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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $4.0 million for the three months ended March 31, 2024 and $19.7 million for the year ended December 31, 2023. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of March 31, 2024 and December 31, 2023, the Company's goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

(j)
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

Revenue is shown net of estimated returns, refunds, and allowances. At March 31, 2024 and December 31, 2023, the Company has a provision for estimated returns, refunds or allowances of $0.04 million and $0.1 million, respectively.

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

The following table presents contract liabilities as of December 31, 2023 and March 31, 2024 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2023	$7,357
Revenue recognized	(48,051)
Payments received in advance	50,307
Contract liabilities at March 31, 2024	$9,613

During the three months ended March 31, 2024, the Company recognized approximately $5.6 million of revenue related to its contract liabilities as of December 31, 2023.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, the Company recognizes costs over a period of one year or less. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $2.6 million and $2.0 million, respectively of amortization related to deferred sales commissions. As of March 31, 2024 and December 31, 2023, the Company had deferred sales contract acquisition costs of $2.2 million and $3.1 million, respectively which is classified in other current assets on the Condensed Consolidated Balance Sheets.

(k)
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

(l)
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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three months ended March 31, 2024 and 2023, the Company's advertising cost were $8.3 million and $8.1 million, respectively.

(n)
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

(o)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing these functions and certain depreciation and amortization expense.

(p)
General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense.

(q)
Stock Based Compensation

All stock-based compensation, including stock options, restricted stock units and performance restricted stock units (“PRSUs”), are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options, performance restricted stock units and restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically three to four years. The fair value of the restricted stock units and PRSUs is determined using the fair value of the Company's Class A common stock on the date of grant. Forfeitures are recorded in the period in which they occur.

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

The fair value for PRSUs is recognized on a ratable basis over the requisite service period of three years when it is probable the performance conditions of the awards will be met. The Company reassesses the probability of vesting at each reporting period and adjusts the total compensation expense of the award based on this probability assessment.

(r)
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

(s)
Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

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

(3) Credit Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents and marketable securities which at times may exceed federally insured limits, in deposit accounts at major financial institutions. A majority of the Company’s buyers are located in the United States.

For the three months ended March 31, 2024 and 2023, no single buyer accounted for more than 10% of the Company's revenue. As of March 31, 2024, and December 31, 2023, no single buyer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. Finished goods represents product awaiting shipment. Inventory consists of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023

Raw materials	$915	$1,129
Work-in-progress	795	696
Finished goods	1,180	1,060
Total	$2,890	$2,885

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31,	December 31,
	Useful Life	2024	2023

Technology hardware	3 years	$3,369	$3,355
Manufacturing equipment	2 - 9 years	5,482	5,482
Capitalized software development	3 years	47,893	44,004
Leasehold improvements	Shorter of useful life or lease term	1,791	1,365
Furniture and fixtures	7 years	2,451	2,630
Total		60,986	56,836
Less accumulated depreciation		(23,407)	(21,199)
Property and Equipment, net		$37,579	$35,637

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$185	$44
Sales and marketing	26	-
Operations and support	36	12
Product development	1,871	1,269
General and administrative	128	316
Total depreciation expense	$2,246	$1,641

(6) Leases

Operating lease expense for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$18	$18
General and administrative	1,263	2,214
Total operating lease expense	$1,281	$2,232

(7) Acquisition

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends the Company's marketplace capabilities in Europe and provides the Company with access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.8 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and paid during the first quarter of 2024. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds. As of March 31, 2024 and December 31, 2023, the total contingent consideration had a fair value of $0.6 million and $1.1 million, respectively. During the quarter ended March 31, 2024, the Company recorded an approximate $0.1 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statements of Operations and Comprehensive Loss. In February 2024, the Company issued 21,083 shares of Class A common stock with a value of $0.6 million to the former owners of Tridi wih respect to the first installment.

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

(8) Disaggregated Revenue and Cost of Revenue Information

The following table presents our revenue and cost of revenue disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of digital advertising and marketing services, and to a lesser extent financial service products, SaaS products and tools and materials (“our tools and materials business, which we previously referred to as our supplies business”).

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
Marketplace	2024	2023
Revenue	$107,186	$86,680
Cost of revenue	72,907	61,747
Gross Profit	$34,279	$24,933

Supplier Services
Revenue	$15,504	$18,646
Cost of revenue	1,881	4,210
Gross Profit	$13,623	$14,436

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

The Company receives dividends from IM, LLC, which are recorded as a reduction to the Company's investment in unconsolidated joint venture on our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023 the Company received no dividends from IM, LLC. During the three months ended March 31, 2024 and 2023, the Company did not pay material amounts to IM, LLC.

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

As of March 31, 2024, there were 6,472,739 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the three months ended March 31, 2024, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2023	1,859,740	8.78	6.4	50.7
Balance at December 31, 2023	2,881,208	12.02	7.0	69.6
Granted	—	—	—	—
Exercised	(117,705)	10.33	—	—
Forfeited	(48,870)	19.16	—	—
Expired	(263)	11.43	—	—
Balance at March 31, 2024	2,714,370	11.97	6.8	19.9
Exercisable at March 31, 2024	1,974,760	9.33	6.3	18.1

No options were granted during the first quarter of 2024. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023, was $2.0 million and $1.3 million, respectively.

At March 31, 2024, there was approximately $11.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately two years as of March 31, 2024.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the three months ended March 31, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2023	1,769,874	22.50	63.6
Granted	1,524,250	18.70	—
Vested	(348,380)	19.29	—
Forfeited and cancelled	(91,731)	22.35	—
Unvested RSUs as of March 31, 2024	2,854,013	20.87	48.2

At March 31, 2024, there was approximately $55.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of March 31, 2024.

Performance Restricted Stock Units

A summary of the status of the Company's performance restricted stock unit activity and the changes during the three months ended March 31, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2023	—	—	—
Granted	299,754	17.48	—
Vested	-	-	—
Forfeited and cancelled	-	-	—
Unvested PRSUs as of March 31, 2024	299,754	17.48	5.1

At March 31, 2024, there was approximately $5.2 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of March 31, 2024.

Total stock-based compensation cost for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Sales and marketing	$1,520	$1,052
Operations and support	2,092	1,697
Product development	1,416	1,076
General and administrative	1,008	869
Total stock compensation expense	$6,036	$4,694

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had no provision for income taxes for the three months ended March 31, 2024, as compared to $0.1 million income tax expense in the U.S. for the three months ended March 31, 2023. This estimated annual effective tax rate of 0.0%, differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,604)	$(18,343)
Net income attributable to noncontrolling interest	12	1
Net loss attributable to common stockholders	$(16,616)	$(18,344)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	48,577,980	47,699,561
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.34)	$(0.38)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	March 31,
	2024	2023
Stock options outstanding	2,714,370	3,138,478
Unvested restricted stock units	2,854,013	1,851,071
Unvested performance restricted stock units	299,754	—
Warrants outstanding	87,784	87,784
Shares reserved for charitable contribution	221,461	281,860
Convertible notes	5,123,624	5,123,624
Total shares	11,301,006	10,482,817

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

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. Interest payments are due on February 1 and August 1 of each year the Notes remain outstanding. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Principal	$287,500	287,500
Unamortized debt discount	(4,888)	(5,319)
Unamortized debt issuance costs	(378)	(412)
Net carrying value	$282,234	281,769

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Coupon interest	$719	$719
Amortization of debt discount	431	431
Amortization of transaction costs	33	35
Total interest expense	$1,183	$1,185

The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$282,234	$217,839	$281,769	$268,554

(1) As of March 31, 2024 and December 31, 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the year.

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

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following tables reflect certain segment information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Segment Revenue
U.S.	$103,363	$93,903
International	19,327	11,423
Total	$122,690	$105,326

	Three Months Ended March 31,
	2024	2023
Segment Losses
U.S.	$(11,818)	$(12,937)
International	(4,798)	(5,407)
Total	$(16,616)	$(18,344)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	March 31, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$5,640	$30,960
Trade Names	10	800	185	615
Developed Technology	5	739	390	349
Vendor Relationships	15	1,268	357	911
Database	5	2,400	1,110	1,290
Patents	17	157	54	103
Subtotal intangible assets		41,964	7,736	34,228
In-place Lease Intangible Asset	4	568	324	244
Above Market Lease Intangible Asset	4	896	512	384
Total intangible assets		$43,428	$8,572	$34,856

	December 31, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$5,030	$31,570
Trade Names	10	800	165	635
Developed Technology	5	739	349	390
Vendor Relationships	15	1,273	336	937
Database	5	2,400	990	1,410
Patents	17	157	51	106
Subtotal intangible assets		41,969	6,921	35,048
In-place Lease Intangible Asset	4	568	287	281
Above Market Lease Intangible Asset	4	896	457	439
Total intangible assets		$43,433	$7,665	$35,768

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2024	2023

Balance as of January 1:
Gross goodwill	$265,989	$261,110
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,915	258,036
Goodwill acquired during the year(1)	—	4,836
Impact of foreign exchange	(88)	43
Net goodwill as of March 31, 2024 and December 31, 2023:	$262,827	$262,915

(1) See Note 7 - Acquisitions.

As of March 31, 2024 and December 31, 2023, Xometry had $262.8 million and $262.9 million, respectively of goodwill. As of March 31, 2024, $258.0 million is part of Xometry’s U.S. operating segment and $4.8 million is part of Xometry’s International operating segment. As of December 31, 2023, $258.0 million is part of Xometry's U.S. operating segment and $4.9 million is part of Xometry's International operating segment.

As of March 31, 2024, estimated amortization expense for intangible assets for the remainder of 2024 and the next five years is: $2.7 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029 and $17.6 million thereafter.

Amortization expense for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$771	791
Product development	42	42
General and administrative (1)	3	3
Total	$816	$836

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

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

We define “buyers” as individuals who have placed an order to purchase custom-manufactured, on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, inventors, entrepreneurs and business owners from businesses of a variety of sizes, ranging from self-funded start-ups to Fortune 100 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our platform for a buyer or have utilized our supplier services, including our financial services or the purchase of tools and materials (“our tools and materials business, which we previously referred to as our supplies business”).

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

In 2021, we acquired Thomas Publishing Company and its subsidiaries (collectively, “Thomas”) and Fusiform, Inc. (d/b/a FactoryFour), expanding our basket of supplier services to include advertising and marketing services and Workcenter to help suppliers optimize their productivity. Our revenue from Thomas is primarily advertising revenue.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 58,504 as of March 31, 2024, up 32% from 44,451 as of March 31, 2023. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers. We have adjusted the number of Active Buyers for each quarter of 2023 to reflect an immaterial correction in the calculation of Active Buyers.

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

For the quarter ended March 31, 2024, 95% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,381 as of March 31, 2024, up 25% from 1,109 as of March 31, 2023.

Accounts with LTM Spend of at Least $50,000

1,109
1,159
1,223
1,331
1,381
1Q23
2Q23
3Q23
4Q23
1Q24

Active Paying Suppliers

We define Active Paying Suppliers as individuals or businesses who have purchased one or more of our supplier services, including digital marketing services, data services, financial services or tools and materials on our platforms during the last twelve months. An increase or decrease in the number of Active Paying Suppliers is a key indicator of our ability to engage suppliers on our platform.

Active Paying Suppliers has changed over time. The number of Active Paying Suppliers on our platform was 7,159 as of March 31, 2024, down 6% from 7,621 as of March 31, 2023. The key drivers of Active Paying Suppliers are continued supplier engagement and the success of our strategy to attract new suppliers. The decline during the quarter ended March 31, 2024 is primarily due to our exit from the tools and materials business. Excluding the tools and materials business, Active Paying Suppliers on our platform reached 7,147 as of March 31, 2024, down 2% from 7,295 as of March 31, 2023.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other (expenses) income, provision for income taxes, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended March 31, 2024, Adjusted EBITDA loss was $(7.5) million, as compared to Adjusted EBITDA loss of $(11.8) million for the same quarter in 2023. For the quarter ended March 31, 2024, Adjusted EBITDA Margin was (6.1)% of revenue, as compared to (11.2)% of revenue for the same quarter in 2023, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,604)	$(18,343)
Add (deduct)
Interest expense, interest and dividend income and other (expenses) income	(1,156)	(1,514)
Depreciation and amortization	3,153	2,566
Amortization of lease intangible	180	333
Provision for income taxes	—	136
Stock-based compensation	6,036	4,694
Acquisition and other	686	30
Charitable contribution of common stock	343	370
Income from unconsolidated joint venture	(97)	(66)
Impairment of assets	—	27
Adjusted EBITDA	$(7,459)	$(11,767)

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, loss on sale of property and equipment, charitable contributions of common stock, impairment of assets, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Three Months Ended March 31,
	2024	2023
Non-GAAP Net Loss:
Net loss	$(16,604)	$(18,343)
Add (deduct):
Depreciation and amortization	3,153	2,566
Stock-based compensation	6,036	4,694
Amortization of lease intangible	180	333
Amortization of deferred costs on convertible notes	464	466
Acquisition and other	686	30
Loss on sale of property and equipment	—	91
Charitable contribution of common stock	343	370
Impairment of assets	—	27
Non-GAAP Net Loss	$(5,742)	$(9,766)

For the three months ended March 31, 2024, Non-GAAP net loss was $(5.7) million, as compared to Non-GAAP net loss of $(9.8) million for the same quarter in 2023. For the quarter ended March 31, 2024, Non-GAAP net loss was (4.7)% of revenue, as compared to (9.3)% of revenue for the same quarter in 2023.

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

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent financial service products, SaaS-based solutions and the sale of tools and materials which was discontinued during the second quarter of 2023.

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

Other (Expenses) Income

Other expenses consist primarily of realized foreign exchange gains and/or losses and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$122,690	$105,326
Cost of revenue	74,788	65,957
Gross profit	47,902	39,369
Operating expenses:
Sales and marketing	27,200	22,439
Operations and support	14,047	12,608
Product development	9,590	8,125
General and administrative	14,922	15,957
Impairment of assets	—	27
Total operating expenses	65,759	59,156
Loss from operations	(17,857)	(19,787)
Other income (expenses):
Interest expense	(1,189)	(1,198)
Interest and dividend income	2,732	2,695
Other (expenses) income	(387)	17
Income from unconsolidated joint venture	97	66
Total other income	1,253	1,580
Loss before income taxes	(16,604)	(18,207)
Provision for income taxes	—	(136)
Net loss	(16,604)	(18,343)
Net income attributable to noncontrolling interest	12	1
Net loss attributable to common stockholders	$(16,616)	$(18,344)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	61.0%	62.6%
Gross profit	39.0%	37.4%
Operating expenses:
Sales and marketing	22.2%	21.3%
Operations and support	11.4%	12.0%
Product development	7.8%	7.7%
General and administrative	12.2%	15.2%
Impairment of assets	—%	—%
Total operating expenses	53.6%	56.2%
Loss from operations	(14.6)%	(18.8)%
Other income (expenses):
Interest expense	(1.0)%	(1.1)%
Interest and dividend income	2.2%	2.6%
Other (expenses) income	(0.3)%	—%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	1.0%	1.6%
Loss before income taxes	(13.6)%	(17.2)%
Provision for income taxes	—%	(0.1)%
Net loss attributable to common stockholders	(13.6)%	(17.3)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(13.6)%	(17.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and tools and materials.

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,

	2024	2023
Marketplace
Revenue	$107,186	$86,680
Cost of revenue	72,907	61,747
Gross Profit	$34,279	$24,933
Gross Margin	32.0%	28.8%

Supplier services
Revenue	$15,504	$18,646
Cost of revenue	1,881	4,210
Gross Profit	$13,623	$14,436
Gross Margin	87.9%	77.4%

Revenue

Total revenue increased $17.4 million, or 16%, from $105.3 million for the three months ended March 31, 2023 to $122.7 million for the three months ended March 31, 2024. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Total revenue from marketplace and supplier services for the three months ended March 31, 2024 was $107.2 million and $15.5 million, respectively, as compared to $86.7 million and $18.6 million, respectively, for the three months ended March 31, 2023. Marketplace revenue increased $20.5 million, or 24% from $86.7 million for the three months ended

March 31, 2023 to $107.2 million for the three months ended March 31, 2024. The increase in marketplace revenue was primarily due increased buyer activity on the platform for the three months ended March 31, 2024, as compared to the prior year period.

Supplier services revenue decreased $3.1 million, or 17% from $18.6 million for the three months ended March 31, 2023 to $15.5 million for the three months ended March 31, 2024. The decrease in revenue was due to our exit from the tools and materials business in the U.S. during the second quarter of 2023 and, to a lesser extent, a decrease in Thomas advertising and marketing services revenue.

Total revenue for the three months ended March 31, 2024 and 2023, was $103.4 million and $93.9 million, respectively, for the U.S. operating segment, and $19.3 million and $11.4 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $8.8 million, or 13%, from $66.0 million for the three months ended March 31, 2023 to $74.8 million for the three months ended March 31, 2024. This increase was the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the three months ended March 31, 2024 was $72.9 million and $1.9 million, respectively, as compared to $61.7 million and $4.2 million, respectively for the three months ended March 31, 2023.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $8.5 million, or 22%, from $39.4 million for the three months ended March 31, 2023 to $47.9 million for the three months ended March 31, 2024. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 32.0% for the three months ended March 31, 2024, as compared to 28.8% for the three months ended March 31, 2023. The improvement over the prior year period was due in part to our AI-driven platform and increasing supplier selection. Pricing has become more efficient due to the increased number of orders over time, improving the data set and thus making our pricing decisions more accurate. Additionally, we continue to grow our active suppliers resulting in more competition for buyers’ orders and therefore a lower cost of revenue. Gross margin for our supplier services was 87.9% for the three months ended March 31, 2024, as compared to 77.4% for the three months ended March 31, 2023. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin tools and materials business. As marketplace revenue continues to grow faster than supplier services, our aggregate gross margin will fluctuate.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $4.8 million, or 21%, from $22.4 million for the three months ended March 31, 2023 to $27.2 million for the three months ended March 31, 2024, primarily due to increases in commissions expense and additional sales and marketing employees and their compensation costs, including stock-based compensation. As a percent of total revenue, sales and marketing expenses increased to 22.2% for the three months ended March 31, 2024 from 21.3% for the three months ended March 31, 2023.

Advertising expense increased 2%, from $8.1 million for the three months ended March 31, 2023 to $8.3 million for the three months ended March 31, 2024.

Operations and Support

Operations and support expense increased $1.4 million, or 11%, from $12.6 million for the three months ended March 31, 2023 to $14.0 million for the three months ended March 31, 2024, due to hiring additional operations and support employees and their compensation costs, including stock-based compensation and the cost of additional consultants. As a percent of total revenue, operations and support expenses decreased to 11.4% for the three months ended March 31, 2024 from 12.0% for the three months ended March 31, 2023.

Product Development

Product development expense increased $1.5 million, or 18%, from $8.1 million for the three months ended March 31, 2023 to $9.6 million for the three months ended March 31, 2024, primarily as result of increases in software costs, amortization expense related to capitalized internal-use software development costs, hiring additional product development employees and their compensation, including stock-based compensation, offset by a decrease in consulting expenses. As a percent of total revenue, product development expenses increased to 7.8% for the three months ended March 31, 2024 as compared to 7.7% for the three months ended March 31, 2023.

General and Administrative

General and administrative expense decreased $1.0 million, or 6% from $16.0 million for the three months ended March 31, 2023 to $14.9 million for the three months ended March 31, 2024. The decrease is due to a lower facility cost due to the abandonment of leased offices in the second quarter of 2023 and decrease in professional fees, software and maintenance costs, consulting and insurance costs, offset by severance expense. As a percent of total revenue, general and administrative expenses decreased to 12.2% for the for the three months ended March 31, 2024 from 15.2% for the three months ended March 31, 2023.

Other Income (Expenses)

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended March 31, 2024 and 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income remained flat at $2.7 million for the three months ended March 31, 2024 and 2023, and is primarily due to dividend income from our marketable securities.

Other (Expenses) Income

Other expenses increased by $0.4 million, primarily to foreign exchange losses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.1 million for the three months ended March 31, 2024 and 2023.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended March 31, 2024 and 2023, was $11.8 million and $12.9 million, respectively. Total segment loss from our International operating segment for the three months ended March 31, 2024 and 2023, was $4.8 million and $5.4 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of March 31, 2024, our cash and cash equivalents and marketable securities totaled $253.8 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

The 2027 Notes are unsecured obligations which bear regular interest at 1% per annum and for which the principal balance will not accrete. Interest payments are due on February 1 and August 1 of each year the Notes remain outstanding. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

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

As of March 31, 2024, the 2027 Notes have a carrying value of $282.2 million with an effective annual interest rate of 1.6%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(11,734)	$(16,455)
Net cash provided by (used in) investing activities	2,927	(10,000)
Net cash provided by financing activities	1,233	483

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $11.7 million, primarily due to a net loss of $(16.6) million adjusted for non-cash charges of $11.1 million and a net decrease in our operating assets and liabilities of $(6.3) million. The non-cash adjustments primarily relate to stock-based compensation of $6.0 million, depreciation and amortization of $3.2 million, and $1.1 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts payable of $10.6 million due to the timing of payments and lease liabilities of $1.7 million, offset by changes in accrued expenses of $4.4 million and contract liabilities of $2.3 million.

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

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $2.9 million, primarily due to the proceeds from the sale of marketable securities of $10.0 million offset by the purchase of property and equipment (which includes internal-use software development costs) of $4.3 million and $2.7 million for the purchase of marketable securities.

For the three months ended March 31, 2023, net cash used by investing activities was $10.0 million, primarily due to the purchase of property and equipment (which includes internal-use software development costs) of $4.2 million, $3.3 million for the acquisition of Tridi and $2.7 million for the purchase of marketable securities.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million, relating to proceeds from the exercise of stock options.

For the three months ended March 31, 2023, net cash provided by financing activities was $0.5 million, relating to proceeds from the exercise of stock options.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 16% of our revenues, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the period ended March 31, 2024 would have decreased by 1.3%. During the three months ended March 31, 2024, our revenues were higher by 0.2% as a result of a 1.32% change in the average exchange rate, as compared to the prior year period.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending March 31, 2024, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10‑K for the year ended December 31, 2023 under Part I, Item 1A, "Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

There have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2024, pursuant to our January 2023 acquisition of Tridi, we issued 21,083 shares of Class A common stock with a value of $0.6 million as contingent consideration to the former owners of Tridi.

The issuance of these shares was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as a transaction by an issuer not involving any public offering. The recipient of the securities represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued. The foregoing did not involve any underwriters, underwriting discounts or commissions, or any public offering.

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

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Laurence Zuriff(1) Director, Managing Director of Donor Advised Fund	Adopted	3/4/2024	X	-	27,000	-	2/28/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) The shares of Class A common stock to be sold pursuant to this plan are held of record by ZFI Capital, LP, over which Mr. Zuriff may be deemed to exercise voting and dispositive control.

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

3.2	Amended and Restated Bylaws of Xometry, Inc., (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on July 2, 2021).
10.20+	Employment Agreement by and between Xometry, Inc. and James Miln.
10.21+	Amended and Restated Employment Agreement by and between Xometry, Inc. and Kathleen Mayerhofer.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XOMETRY, INC.

Date: May 9, 2024	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director

Date: May 9, 2024	By:	/s/ James Miln
James Miln
Chief Financial Officer