Form 10-Q
period 2024-06-30
Xometry, Inc.
filed 2024-08-08
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 46,620,351 shares of Class A common stock, $0.000001 par value per share, and 2,676,154 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$22,071	$53,424
Marketable securities	218,833	215,352
Accounts receivable, less allowance for credit losses of $2.8 million and $2.4 million as of June 30, 2024 and December 31, 2023	71,067	70,102
Inventory	2,871	2,885
Prepaid expenses	6,057	5,571
Other current assets	6,508	8,897
Total current assets	327,407	356,231
Property and equipment, net	39,650	35,637
Operating lease right-of-use assets	10,212	12,251
Investment in unconsolidated joint venture	4,144	4,114
Intangible assets, net	33,948	35,768
Goodwill	262,798	262,915
Other assets	467	471
Total assets	$678,626	$707,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,246	$24,710
Accrued expenses	43,230	41,845
Contract liabilities	9,047	7,357
Income taxes payable	1,330	2,484
Operating lease liabilities, current portion	6,660	6,799
Total current liabilities	70,513	83,195
Convertible notes	282,699	281,769
Operating lease liabilities, net of current portion	7,883	10,951
Deferred income taxes	260	275
Other liabilities	287	778
Total liabilities	361,642	376,968
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 46,322,810 shares and 45,489,379 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	665,555	648,317
Accumulated other comprehensive income	464	855
Accumulated deficit	(350,185)	(319,872)
Total stockholders’ equity	315,834	329,300
Noncontrolling interest	1,150	1,119
Total equity	316,984	330,419
Total liabilities and stockholders’ equity	$678,626	$707,387

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$132,595	$111,008	$255,285	$216,334
Cost of revenue	79,718	67,452	154,506	133,409
Gross profit	52,877	43,556	100,779	82,925
Sales and marketing	27,487	22,666	54,687	45,105
Operations and support	14,173	14,220	28,220	26,828
Product development	10,018	8,922	19,608	17,047
General and administrative	16,488	25,582	31,410	41,539
Impairment of assets	—	219	—	246
Total operating expenses	68,166	71,609	133,925	130,765
Loss from operations	(15,289)	(28,053)	(33,146)	(47,840)
Other income (expenses)
Interest expense	(1,188)	(1,193)	(2,377)	(2,391)
Interest and dividend income	2,762	2,959	5,494	5,654
Other expenses	(233)	(576)	(620)	(559)
Income from unconsolidated joint venture	234	237	331	303
Total other income	1,575	1,427	2,828	3,007
Loss before income taxes	(13,714)	(26,626)	(30,318)	(44,833)
Benefit (provision) for income taxes	10	67	10	(69)
Net loss	(13,704)	(26,559)	(30,308)	(44,902)
Net (loss) income attributable to noncontrolling interest	(7)	(5)	5	(4)
Net loss attributable to common stockholders	$(13,697)	$(26,554)	$(30,313)	$(44,898)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.28)	$(0.55)	$(0.62)	$(0.94)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	48,840,100	47,865,990	48,709,040	47,783,235

Net loss	$(13,704)	$(26,559)	$(30,308)	$(44,902)
Comprehensive loss:
Foreign currency translation	92	224	$(365)	$359
Total other comprehensive income (loss)	92	224	(365)	359
Comprehensive loss	(13,612)	(26,335)	(30,673)	(44,543)
Comprehensive income attributable to noncontrolling interest	2	19	31	24
Total comprehensive loss attributable to common stockholders	$(13,614)	$(26,354)	$(30,704)	$(44,567)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended June 30, 2024 and 2023

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, March 31, 2024	46,010,987	$—	2,676,154	$—	$656,554	$381	$(336,488)	320,447	$1,148	321,595
Exercise of common stock options	104,671	—	—	—	562	—	—	562	—	562
Vesting of restricted stock units	134,893	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	314	—	—	314	—	314
Stock based compensation	—	—	—	—	8,125	—	—	8,125	—	8,125
Comprehensive loss
Foreign currency translation	—	—	—	—	—	83	—	83	9	92
Net loss	—	—	—	—	—	—	(13,697)	(13,697)	(7)	(13,704)
Total comprehensive loss	—	—	—	—	—	—	—	(13,614)	2	(13,612)
Balance, June 30, 2024	46,322,810	$—	2,676,154	$—	$665,555	$464	$(350,185)	$315,834	$1,150	$316,984

Balance, March 31, 2023	45,098,314	$—	2,676,154	$—	$628,808	$159	$(267,710)	$361,257	$1,095	$362,352
Exercise of common stock options	85,998	—	—	—	661	—	—	661	—	661
Vesting of restricted stock units	59,135	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	5,798	—	—	5,798	—	5,798
Comprehensive loss
Foreign currency translation	—	—	—	—	—	200	—	200	24	224
Net loss (income)	—	—	—	—	—	—	(26,554)	(26,554)	(5)	(26,559)
Total comprehensive loss	—	—	—	—	—	—	—	(26,354)	19	(26,335)
Balance, June 30, 2023	45,243,447	$—	2,676,154	$—	$635,267	$359	$(294,264)	$341,362	$1,114	$342,476

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2024 and 2023

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	$855	$(319,872)	329,300	$1,119	330,419
Exercise of common stock options	225,152	—	—	—	1,795	—	—	1,795	—	1,795
Vesting of restricted stock units	494,804	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—
Shared issued in business combination	21,083	—	—	—	625	—	—	625	—	625
Donated common stock	40,266	—	—	—	657	—	—	657	—	657
Stock based compensation	—	—	—	—	14,161	—	—	14,161	—	14,161
Comprehensive loss
Foreign currency translation	—	—	—	—	—	(391)	—	(391)	26	(365)
Net loss	—	—	—	—	—	—	(30,313)	(30,313)	5	(30,308)
Total comprehensive loss	—	—	—	—	—	—	—	(30,704)	31	(30,673)
Balance, June 30, 2024	46,322,810	$—	2,676,154	$—	$665,555	$464	$(350,185)	$315,834	$1,150	$316,984

Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	$373,743	$1,090	$374,833
Exercise of common stock options	168,907	—	—	—	1,144	—	—	1,144	—	1,144
Vesting of restricted stock units	228,581	—	—	—	—	—	—	—	—	—
Shared issued in business combination	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	20,133	—	—	—	370	—	—	370	—	370
Stock based compensation	—	—	—	—	10,492	—	—	10,492	—	10,492
Comprehensive loss
Foreign currency translation	—	—	—	—	—	331	—	331	28	359
Net loss (income)	—	—	—	—	—	—	(44,898)	(44,898)	(4)	(44,902)
Total comprehensive loss	—	—	—	—	—	—	—	(44,567)	24	(44,543)
Balance, June 30, 2023	45,243,447	$—	2,676,154	$—	$635,267	$359	$(294,264)	$341,362	$1,114	$342,476

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,308)	$(44,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,409	5,461
Impairment of assets	—	246
Reduction in carrying amount of right-of-use asset	2,202	12,179
Stock based compensation	14,161	10,492
Revaluation of contingent consideration	137	187
Income from unconsolidated joint venture	(42)	(203)
Donation of common stock	657	370
(Gain) loss on sale of property and equipment	(23)	92
Inventory write-off	—	223
Amortization of deferred costs on convertible notes	930	930
Deferred taxes benefit	(15)	(44)
Changes in other assets and liabilities:
Accounts receivable, net	(1,293)	(8,308)
Inventory	(33)	5
Prepaid expenses	(495)	1,417
Other assets	2,593	(2,546)
Accounts payable	(14,428)	(50)
Accrued expenses	1,519	2,743
Contract liabilities	1,719	1,470
Lease liabilities	(3,371)	(2,369)
Income taxes payable	(1,154)	—
Net cash used in operating activities	(20,835)	(22,607)
Cash flows from investing activities:
Purchases of marketable securities	(13,481)	(5,641)
Proceeds from sale of marketable securities	10,000	30,000
Purchases of property and equipment	(8,750)	(8,492)
Distributions in excess of earnings	12	—
Proceeds from sale of property and equipment	79	223
Cash paid for business combination, net of cash acquired	—	(3,349)
Net cash (used in) provided by investing activities	(12,140)	12,741
Cash flows from financing activities:
Proceeds from stock options exercised	1,795	1,144
Net cash provided by financing activities	1,795	1,144
Effect of foreign currency translation on cash and cash equivalents	(173)	(202)
Net decrease in cash and cash equivalents	(31,353)	(8,924)
Cash and cash equivalents at beginning of the period	53,424	65,662
Cash and cash equivalents at end of the period	$22,071	$56,738
Supplemental cash flow information:
Cash paid for interest	$1,438	$1,438
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	66	—
Non-cash consideration in connection with business combination	—	1,593

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

The Condensed Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period. The Company has two reporting segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

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

The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses, other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company's marketable securities are recorded at fair value.

(e)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts. These investments are stated at cost, which approximates fair value.

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of June 30, 2024 and December 31, 2023, the Company's marketable securities of $218.8 million and $215.4 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2024	2023

Allowance for credit losses
Balance at beginning of year, January 1	$2,444	$1,988
Charge to provision accounts	1,168	2,186
Write-offs or other	(778)	(1,730)
Balance at period end, June 30 and December 31, respectively	$2,834	$2,444

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $8.2 million for the six months ended June 30, 2024 and $19.7 million for the year ended December 31, 2023. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of June 30, 2024 and December 31, 2023, the Company's goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

Revenue is shown net of estimated returns, refunds, and allowances. At each of June 30, 2024 and December 31, 2023, the Company has a provision for estimated returns, refunds or allowances of $0.1 million.

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

The following table presents contract liabilities as of December 31, 2023 and June 30, 2024 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2023	$7,357
Revenue recognized	(98,390)
Payments received in advance	100,080
Contract liabilities at June 30, 2024	$9,047

During the six months ended June 30, 2024, the Company recognized approximately $6.1 million of revenue related to its contract liabilities as of December 31, 2023.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, the Company recognizes costs over a period of one year or less. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2024, the Company recognized approximately $1.8 million and $4.3 million, respectively, of amortization related to deferred sales commissions. For the three and six months ended June 30, 2023 the Company recognized approximately $2.0 million and $4.0 million, respectively, of amortization related to deferred sales commissions. As of June 30, 2024 and December 31, 2023, the Company had deferred sales contract acquisition costs of $1.0 million and $3.1 million, respectively, which is classified in other current assets on the Condensed Consolidated Balance Sheets.

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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and six months ended June 30, 2024 the Company's advertising cost were $8.8 million and $17.1 million, respectively. For the three and six months ended June 30, 2023 the Company's advertising cost were $7.5 million and $15.7 million, respectively.

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

(q)
Stock Based Compensation

All stock-based compensation, including stock options, restricted stock units and performance restricted stock units (“PRSUs”), are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options, PRSUs and restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically three to four years. The fair value of the restricted stock units and PRSUs is determined using the fair value of the Company's Class A common stock on the date of grant. Forfeitures are recorded in the period in which they occur.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

For the three and six months ended June 30, 2024 and 2023, no single buyer accounted for more than 10% of the Company's revenue. As of June 30, 2024, and December 31, 2023, no single buyer accounted for more than 10% of the Company’s accounts receivable. A majority of the Company’s buyers are located in the United States.

(4) Inventory

Inventory consists of raw materials, work-in-process and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. Finished goods represents product awaiting shipment. Inventory consists of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023

Raw materials	$843	$1,129
Work-in-progress	861	696
Finished goods	1,167	1,060
Total	$2,871	$2,885

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30,	December 31,
	Useful Life	2024	2023

Technology hardware	3 years	$3,510	$3,355
Manufacturing equipment	2 - 9 years	5,593	5,482
Capitalized software development	3 years	51,993	44,004
Leasehold improvements	Shorter of useful life or lease term	1,789	1,365
Furniture and fixtures	7 years	2,505	2,630
Total		65,390	56,836
Less accumulated depreciation		(25,740)	(21,199)
Property and Equipment, net		$39,650	$35,637

Depreciation and amortization expense for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$181	$38	$366	$82
Sales and marketing	27	4	53	4
Operations and support	37	78	73	90
Product development	1,975	1,351	3,846	2,620
General and administrative	130	492	257	808
Total depreciation expense	$2,350	$1,963	$4,595	$3,604

(6) Leases

Operating lease expense for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of revenue	$18	$18	$36	$36
General and administrative	1,318	10,417	2,581	12,631
Total operating lease expense	$1,336	$10,435	$2,617	$12,667

During the second quarter of 2023, following an assessment of its lease portfolio, the Company abandoned certain leases and/or portions of its leases in New York, NY, Horsham, PA, Culver City, CA, Doraville, GA and Gaithersburg, MD. As s result of abandoning these leases, the Company ceased its use of these locations and accelerated the amortization of the ROU assets to reduce the ROU assets carrying values to zero. The Company recognized a one-time charge of $8.7 million of additional operating lease expense during the second quarter of 2023 in general and administrative on our Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to pay the rent owed under the existing lease agreements.

(7) Acquisition

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends the Company's marketplace capabilities in Europe and provides the Company with access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.8 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and paid during the first quarter of 2024. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds. As of June 30, 2024 and December 31, 2023, the total contingent consideration had a fair value of $0.6 million and $1.1 million, respectively. During the quarter ended March 31, 2024, the Company recorded an approximate $0.1 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statements of Operations and Comprehensive Loss. In February 2024, the Company issued 21,083 shares of Class A common stock with a value of $0.6 million to the former owners of Tridi with respect to the first installment.

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

Revenue and cost of revenue is presented in the following tables for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Marketplace	2024	2023	2024	2023
Revenue	$117,287	$93,511	$224,473	$180,191
Cost of revenue	78,024	63,914	150,931	125,661
Gross Profit	$39,263	$29,597	$73,542	$54,530

Supplier Services
Revenue	$15,308	$17,497	$30,812	$36,143
Cost of revenue	1,694	3,538	3,575	7,748
Gross Profit	$13,614	$13,959	$27,237	$28,395

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

During the three and six months ended June 30, 2024 and June 30, 2023 the Company received dividends from IM, LLC of $0.3 million and $0.1 million, respectively, which were recorded as a reduction to the Company's investment in unconsolidated joint venture on our Condensed Consolidated Balance Sheets.

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

As of June 30, 2024, there were 6,528,753 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the six months ended June 30, 2024, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2023	1,859,740	8.78	6.4	50.7
Balance at December 31, 2023	2,881,208	12.02	7.0	69.6
Granted	—	—	—	—
Exercised	(222,368)	7.99	—	—
Forfeited	(146,577)	19.34	—	—
Expired	(12,599)	33.01	—	—
Balance at June 30, 2024	2,499,664	11.85	6.0	8.9
Exercisable at June 30, 2024	1,983,641	9.76	5.5	8.8

No options were granted during the six months ended June 30, 2024. The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023, was $3.1 million and $2.1 million, respectively.

At June 30, 2024, there was approximately $8.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately two years as of June 30, 2024.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the six months ended June 30, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2023	1,769,874	22.50	63.6
Granted	1,752,403	18.54	—
Vested	(482,667)	21.06	—
Forfeited and cancelled	(308,345)	21.02	—
Unvested RSUs as of June 30, 2024	2,731,265	20.38	31.6

At June 30, 2024, there was approximately $49.0 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of June 30, 2024.

Performance Restricted Stock Units

A summary of the status of the Company's performance restricted stock unit activity and the changes during the six months ended June 30, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2023	—	—	—
Granted	336,118	17.35	—
Vested	-	-	—
Forfeited and cancelled	-	-	—
Unvested PRSUs as of June 30, 2024	336,118	17.35	3.9

At June 30, 2024, there was approximately $5.3 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of June 30, 2024.

Total stock-based compensation cost for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales and marketing	$2,400	$1,185	$3,920	$2,237
Operations and support	2,241	2,038	4,333	3,735
Product development	1,834	1,390	3,250	2,466
General and administrative	1,650	1,185	2,658	2,054
Total stock compensation expense	$8,125	$5,798	$14,161	$10,492

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had less than $0.1 million of benefit (provision) for income taxes for the three and six months ended June 30, 2024 and 2023. This estimated annual effective tax rate of (0.1%), differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,704)	$(26,559)	$(30,308)	$(44,902)
Net (loss) income attributable to noncontrolling interest	(7)	(5)	5	(4)
Net loss attributable to common stockholders	$(13,697)	$(26,554)	$(30,313)	$(44,898)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	48,840,100	47,865,990	48,709,040	47,783,235
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.28)	$(0.55)	$(0.62)	$(0.94)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	June 30,
	2024	2023
Stock options outstanding	2,499,664	2,999,731
Unvested restricted stock units	2,731,265	1,666,455
Unvested performance restricted stock units	336,118	—
Warrants outstanding	—	87,784
Shares reserved for charitable contribution	201,328	281,860
Convertible notes	5,123,624	5,123,624
Total shares	10,891,999	10,159,454

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Principal	$287,500	287,500
Unamortized debt discount	(4,456)	(5,319)
Unamortized debt issuance costs	(345)	(412)
Net carrying value	$282,699	281,769

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest	$719	$719	$1,438	$1,438
Amortization of debt discount	432	431	863	862
Amortization of transaction costs	34	33	67	68
Total interest expense	$1,185	$1,183	$2,368	$2,368

The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$282,699	$215,395	$281,769	$268,554

(1) As of June 30, 2024 and December 31, 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the year.

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

Restructuring

In May 2023, the Company reduced its workforce to help manage its operating expenses. During the three months ended June 30, 2023, the Company incurred $0.7 million for employee termination costs related to the May 2023 restructuring.

Exit from the Tools and Materials Business

The Company previously provided suppliers with access to competitively priced tools, materials and supplies in the U.S. As a result of the exit from the tools and materials business during the second quarter of 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and was $1.2 million for both the six month periods ended June 30, 2024 and 2023.

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

The following tables reflect certain segment information for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Revenue
U.S.	$112,166	$95,433	$215,529	$189,336
International	20,429	15,575	39,756	26,998
Total	$132,595	$111,008	$255,285	$216,334

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Losses
U.S.	$(7,114)	$(22,912)	$(18,932)	$(35,849)
International	(6,583)	(3,642)	(11,381)	(9,049)
Total	$(13,697)	$(26,554)	$(30,313)	$(44,898)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	June 30, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$6,252	$30,348
Trade Names	10	800	205	595
Developed Technology	5	739	432	307
Vendor Relationships	15	1,267	377	890
Database	5	2,400	1,230	1,170
Patents	17	157	56	101
Subtotal intangible assets		41,963	8,552	33,411
In-place Lease Intangible Asset	4	568	360	208
Above Market Lease Intangible Asset	4	896	567	329
Total intangible assets		$43,427	$9,479	$33,948

	December 31, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$5,030	$31,570
Trade Names	10	800	165	635
Developed Technology	5	739	349	390
Vendor Relationships	15	1,273	336	937
Database	5	2,400	990	1,410
Patents	17	157	51	106
Subtotal intangible assets		41,969	6,921	35,048
In-place Lease Intangible Asset	4	568	287	281
Above Market Lease Intangible Asset	4	896	457	439
Total intangible assets		$43,433	$7,665	$35,768

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2024	2023

Balance as of January 1:
Gross goodwill	$265,989	$261,110
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,915	258,036
Goodwill acquired during the year(1)	—	4,836
Impact of foreign exchange	(117)	43
Net goodwill as of June 30, 2024 and December 31, 2023:	$262,798	$262,915

(1) See Note 7 - Acquisitions.

As of June 30, 2024 and December 31, 2023, Xometry had $262.8 million and $262.9 million, respectively of goodwill. As of June 30, 2024, $258.0 million is part of Xometry’s U.S. operating segment and $4.8 million is part of Xometry’s International operating segment. As of December 31, 2023, $258.0 million is part of Xometry's U.S. operating segment and $4.9 million is part of Xometry's International operating segment.

As of June 30, 2024, estimated amortization expense for intangible assets for the remainder of 2024 and the next five years is: $1.8 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029 and $17.5 million thereafter.

Amortization expense for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$769	789	$1,540	1,580
Product development	42	42	84	84
General and administrative (1)	4	10	7	13
Total	$815	$841	$1,631	$1,677

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

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 61,530 as of June 30, 2024, up 27% from 48,340 as of June 30, 2023. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended June 30, 2024, 96% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,436 as of June 30, 2024, up 24% from 1,159 as of June 30, 2023.

Accounts with
LTM Spend of at Least $50,000
1,159
1,223
1,331
1,381
1,436
2Q23
3Q23
4Q23
1Q24
2Q24

Active Paying Suppliers

We define Active Paying Suppliers as individuals or businesses who have purchased one or more of our supplier services, including digital marketing services, data services, financial services or tools and materials, on our platforms during the last twelve months. An increase or decrease in the number of Active Paying Suppliers is a key indicator of our ability to engage suppliers on our platform.

Active Paying Suppliers has changed over time. The number of Active Paying Suppliers on our platform was 6,992 as of June 30, 2024, down 7% from 7,553 as of June 30, 2023. The decline during the quarter ended June 30, 2024 is primarily due to our exit from the tools and materials business and the wind down of Thomas non-core services.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income, other expenses, provision (benefit) for income taxes, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, lease abandonment, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For the three months ended June 30, 2024, Adjusted EBITDA loss was $(2.6) million, as compared to Adjusted EBITDA loss of $(8.7) million for the same quarter in 2023. For the quarter ended June 30, 2024, Adjusted EBITDA Margin was (2.0)% of revenue, as compared to (7.8)% of revenue for the same quarter in 2023, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

For the six months ended June 30, 2024, Adjusted EBITDA loss was $(10.1) million, as compared to Adjusted EBITDA loss of $(20.4) million for the same period in 2023. For the six months ended June 30, 2024, Adjusted EBITDA Margin was (4.0)% of revenue, as compared to (9.4)% of revenue for the same period in 2023, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,704)	$(26,559)	$(30,308)	$(44,902)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(1,341)	(1,190)	(2,497)	(2,704)
Depreciation and amortization	3,256	2,895	6,409	5,461
Amortization of lease intangible	180	257	360	590
(Benefit) provision for income taxes	(10)	(67)	(10)	69
Stock-based compensation	8,125	5,798	14,161	10,492
Payroll tax expense related to stock-based compensation(1)	780	—	780	—
Lease abandonment	—	8,706	—	8,706
Acquisition and other	—	196	686	226
Charitable contribution of common stock	314	—	657	370
Income from unconsolidated joint venture	(234)	(237)	(331)	(303)
Impairment of assets	—	219	—	246
Restructuring charge	—	738	—	738
Costs to exit the tools and materials business	—	586	—	586
Adjusted EBITDA	$(2,634)	$(8,658)	$(10,093)	$(20,425)

(1) In the second quarter of 2024, we changed the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. For prior periods, this amount was considered de minimis and, accordingly, we have not adjusted the Adjusted EBITDA amounts for such periods.

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, loss (gain) on sale of property and equipment, charitable contributions of common stock, lease abandonment and termination, impairment of assets, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Non-GAAP Net Loss:
Net loss	$(13,704)	$(26,559)	$(30,308)	$(44,902)
Add (deduct):
Depreciation and amortization	3,256	2,895	6,409	5,461
Stock-based compensation	8,125	5,798	14,161	10,492
Payroll tax expense related to stock-based compensation(1)	780	—	780	—
Amortization of lease intangible	180	257	360	590
Amortization of deferred costs on convertible notes	466	464	930	930
Acquisition and other	—	196	686	226
(Gain) loss on sale of property and equipment	(23)	1	(23)	92
Charitable contribution of common stock	314	—	657	370
Lease abandonment and termination	—	8,778	—	8,778
Impairment of assets	—	219	—	246
Restructuring charge	—	738	—	738
Costs to exit the tools and materials business	—	586	—	586
Non-GAAP Net Loss	$(606)	$(6,627)	$(6,348)	$(16,393)

(1) In the second quarter of 2024, we changed the definition of Non-GAAP Net Loss to exclude payroll tax expense related to stock-based compensation. For prior periods, this amount was considered de minimis and, accordingly, we have not adjusted the Non-GAAP Net Loss amounts for such periods.

For the three months ended June 30, 2024, Non-GAAP net loss was $(0.6) million, as compared to Non-GAAP net loss of $(6.6) million for the same quarter in 2023. For the quarter ended June 30, 2024, Non-GAAP net loss was (0.5)% of revenue, as compared to (6.0)% of revenue for the same quarter in 2023.

For the six months ended June 30, 2024, Non-GAAP net loss was $(6.3) million, as compared to Non-GAAP net loss of $(16.4) million for the same period in 2023. For the six months ended June 30, 2024, Non-GAAP net loss was (2.5)% of revenue, as compared to (7.6)% of revenue for the same period in 2023.

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

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent financial service products, SaaS-based solutions and the sale of tools and materials, which was discontinued during the second quarter of 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Revenue	$132,595	$111,008
Cost of revenue	79,718	67,452
Gross profit	52,877	43,556
Operating expenses:
Sales and marketing	27,487	22,666
Operations and support	14,173	14,220
Product development	10,018	8,922
General and administrative	16,488	25,582
Impairment of assets	—	219
Total operating expenses	68,166	71,609
Loss from operations	(15,289)	(28,053)
Other income (expenses):
Interest expense	(1,188)	(1,193)
Interest and dividend income	2,762	2,959
Other expenses	(233)	(576)
Income from unconsolidated joint venture	234	237
Total other income	1,575	1,427
Loss before income taxes	(13,714)	(26,626)
Benefit for income taxes	10	67
Net loss	(13,704)	(26,559)
Net income attributable to noncontrolling interest	(7)	(5)
Net loss attributable to common stockholders	$(13,697)	$(26,554)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	60.1%	60.8%
Gross profit	39.9%	39.2%
Operating expenses:
Sales and marketing	20.7%	20.4%
Operations and support	10.7%	12.8%
Product development	7.6%	8.0%
General and administrative	12.4%	23.0%
Impairment of assets	—%	0.2%
Total operating expenses	51.4%	64.4%
Loss from operations	(11.5)%	(25.2)%
Other income (expenses):
Interest expense	(0.9)%	(1.1)%
Interest and dividend income	2.1%	2.7%
Other expenses	(0.2)%	(0.5)%
Income from unconsolidated joint venture	0.2%	0.2%
Total other income	1.2%	1.3%
Loss before income taxes	(10.3)%	(23.9)%
Benefit for income taxes	—%	0.1%
Net loss attributable to common stockholders	(10.3)%	(23.8)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(10.3)%	(23.8)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and tools and materials.

Revenue and cost of revenue is presented in the following tables for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,

	2024	2023
Marketplace
Revenue	$117,287	$93,511
Cost of revenue	78,024	63,914
Gross Profit	$39,263	$29,597
Gross Margin	33.5%	31.7%

Supplier services
Revenue	$15,308	$17,497
Cost of revenue	1,694	3,538
Gross Profit	$13,614	$13,959
Gross Margin	88.9%	79.8%

Revenue

Total revenue increased $21.6 million, or 19%, from $111.0 million for the three months ended June 30, 2023 to $132.6 million for the three months ended June 30, 2024. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $23.8 million, or 25%, from $93.5 million for the three months ended June 30, 2023 to $117.3 million for the three months ended June 30, 2024. The increase in marketplace revenue was primarily due to increased buyer activity on the platform for the three months ended June 30, 2024 as compared to the prior year period.

Supplier services revenue decreased $2.2 million, or 13% from $17.5 million for the three months ended June 30, 2023 to $15.3 million for the three months ended June 30, 2024. The decrease in revenue was due to our exit from the tools and materials business in the U.S. during the second quarter of 2023, a decrease in Thomas non-core services and to a lesser extent a decrease in Thomas advertising and marketing services.

Total revenue for the three months ended June 30, 2024 and 2023, was $112.2 million and $95.4 million, respectively, for the U.S. operating segment, and $20.4 million and $15.6 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $12.3 million, or 18%, from $67.5 million for the three months ended June 30, 2023 to $79.7 million for the three months ended June 30, 2024. This increase was the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the three months ended June 30, 2024 was $78.0 million and $1.7 million, respectively, as compared to $63.9 million and $3.5 million, respectively for the three months ended June 30, 2023.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $9.3 million, or 21%, from $43.6 million for the three months ended June 30, 2023 to $52.9 million for the three months ended June 30, 2024. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 33.5% for the three months ended June 30, 2024, as compared to 31.7% for the three months ended June 30, 2023. The improvement over the prior year period was due largely to our AI-driven platform and expanding supplier network which optimizes pricing to buyers and suppliers. Gross margin for our supplier services was 88.9% for the three months ended June 30, 2024, as compared to 79.8% for the three months ended June 30, 2023. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin tools and materials business. As marketplace revenue continues to grow faster than supplier services, our aggregate gross margin will fluctuate.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $4.8 million, or 21%, from $22.7 million for the three months ended June 30, 2023 to $27.5 million for the three months ended June 30, 2024, primarily due to additional sales and marketing employees and their compensation costs, including stock-based compensation and marketing and advertising expense. As a percent of total revenue, sales and marketing expenses increased to 20.7% for the three months ended June 30, 2024 from 20.4% for the three months ended June 30, 2023.

Advertising expense increased 17%, from $7.5 million for the three months ended June 30, 2023 to $8.8 million for the three months ended June 30, 2024 due to increased marketplace and supplier services advertising.

Operations and Support

Operations and support expense remained flat at $14.2 million for the three months ended June 30, 2023 and 2024. As a percent of total revenue, operations and support expenses decreased to 10.7% for the three months ended June 30, 2024 from 12.8% for the three months ended June 30, 2023.

Product Development

Product development expense increased $1.1 million, or 12%, from $8.9 million for the three months ended June 30, 2023 to $10.0 million for the three months ended June 30, 2024, primarily as result of increases in amortization expense related to capitalized internal-use software development costs and increases in software costs. As a percent of total revenue, product development expenses decreased to 7.6% for the three months ended June 30, 2024 as compared to 8.0% for the three months ended June 30, 2023.

General and Administrative

General and administrative expense decreased $9.1 million, or 36% from $25.6 million for the three months ended June 30, 2023 to $16.5 million for the three months ended June 30, 2024. The decrease is due to a lower facility cost due to the abandonment of leased offices in the second quarter of 2023 and decreases in depreciation and amortization expense offset by an increase in general and administrative employees and their compensation costs, including stock-based compensation, and non-cash charitable contributions. As a percent of total revenue, general and administrative expenses decreased to 12.4% for the for the three months ended June 30, 2024 from 23.0% for the three months ended June 30, 2023.

Impairment of Assets

Impairment expense decreased $0.2 million, or 100%, from $0.2 million for the three months ended June 30, 2023 to zero for the three months ended June 30, 2024.

Other Income (Expenses)

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended June 30, 2024 and 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased $0.2 million, or 7% from $3.0 million for the three months ended June 30, 2023 to $2.8 million for the three months ended June 30, 204. Interest and dividend income is primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased by $0.3 million, primarily due to foreign exchange losses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.2 million for the three months ended June 30, 2024 and 2023.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended June 30, 2024 and 2023 was $7.1 million and $22.9 million, respectively. Total segment loss from our International operating segment for the three months ended June 30, 2024 and 2023 was $6.6 million and $3.6 million, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Revenue	$255,285	$216,334
Cost of revenue	154,506	133,409
Gross profit	100,779	82,925
Operating expenses:
Sales and marketing	54,687	45,105
Operations and support	28,220	26,828
Product development	19,608	17,047
General and administrative	31,410	41,539
Impairment of assets	—	246
Total operating expenses	133,925	130,765
Loss from operations	(33,146)	(47,840)
Other income (expenses):
Interest expense	(2,377)	(2,391)
Interest and dividend income	5,494	5,654
Other expenses	(620)	(559)
Income from unconsolidated joint venture	331	303
Total other income (expenses)	2,828	3,007
Loss before income taxes	(30,318)	(44,833)
Benefit (provision) for income taxes	10	(69)
Net loss	(30,308)	(44,902)
Net income attributable to noncontrolling interest	5	(4)
Net loss attributable to common stockholders	$(30,313)	$(44,898)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	60.5%	61.7%
Gross profit	39.5%	38.3%
Operating expenses:
Sales and marketing	21.4%	20.8%
Operations and support	11.1%	12.4%
Product development	7.7%	7.9%
General and administrative	12.3%	19.2%
Impairment of assets	0.0%	0.1%
Total operating expenses	52.5%	60.4%
Loss from operations	(13.0)%	(22.1)%
Other income (expenses):
Interest expense	(0.9)%	(1.1)%
Interest and dividend income	2.2%	2.6%
Other expenses	(0.2)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income (expenses)	1.2%	1.3%
Loss before income taxes	(11.8)%	(20.8)%
Benefit (provision) for income taxes	—%	—%
Net loss	(11.8)%	(20.8)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(11.8)%	(20.8)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and tools and materials.

Revenue and cost of revenue is presented in the following tables for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Marketplace
Revenue	$224,473	$180,191
Cost of revenue	150,931	125,661
Gross Profit	$73,542	$54,530
Gross Margin	32.8%	30.3%

Supplier services
Revenue	$30,812	$36,143
Cost of revenue	3,575	7,748
Gross Profit	$27,237	$28,395
Gross Margin	88.4%	78.6%

Revenue

Total revenue increased $39.0 million, or 18%, from $216.3 million for the six months ended June 30, 2023 to $255.3 million for the six months ended June 30, 2024. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $44.3 million, or 25%, from $180.2 million for the six months ended June 30, 2023 to $224.5 million for the six months ended June 30, 2024. The increase in marketplace revenue was primarily due to increased buyers activity on the platform for the six months ended June 30, 2024, as compared to the prior year period.

Supplier services revenue decreased $5.3 million, or 15%, from $36.1 million for the six months ended June 30, 2023 to $30.8 million for the six months ended June 30, 2024. The decrease in revenue was primarily due to our exit from the tools and materials business in the U.S. during the second quarter of 2023, a decrease in Thomas non-core services and to a lesser extent a decrease in Thomas advertising and marketing services.

Total revenue for the six months ended June 30, 2024 and 2023, was $215.5 million and $189.3 million, respectively, for the U.S. operating segment, and $39.8 million and $27.0 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $21.1 million, or 16%, from $133.4 million for the six months ended June 30, 2023 to $154.5 million for the six months ended June 30, 2024. This increase was primarily the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the six months ended June 30, 2024 was $150.9 million and $3.6 million, respectively, as compared to $125.7 million and $7.7 million, respectively, for the six months ended June 30, 2023.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $17.9 million, or 22%, from $82.9 million for the six months ended June 30, 2023 to $100.8 million for the six months ended June 30, 2024. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 32.8% for the six months ended June 30, 2024, as compared to 30.3% for the six months ended June 30, 2023. The improvement over the prior year period was due largely to our AI-driven platform and expanding supplier network which optimizes pricing to buyers and suppliers. Gross margin for our supplier services increased to 88.4% for the six months ended June 30, 2024 from 78.6% for the six months ended June 30, 2023. The increase in gross margin for supplier services is primarily due to a higher mix of marketing services revenue and the exit from the lower margin tools and materials business. As marketplace revenue continues to grow, our aggregate gross margin will change.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $9.6 million, or 21%, from $45.1 million for the six months ended June 30, 2023 to $54.7 million for the six months ended June 30, 2024, primarily due to additional sales and marketing employees and their compensation costs, including stock-based compensation, along with marketing and advertising expense. As a percent of total revenue, sales and marketing expenses increased to 21.4% for the six months ended June 30, 2024 from 20.8% for the six months ended June 30, 2023.

Advertising expense increased 9%, from $15.7 million for the six months ended June 30, 2023 to $17.1 million for the six months ended June 30, 2024 due to increased marketplace and supplier services advertising.

Operations and Support

Operations and support expense increased $1.4 million, or 5%, from $26.8 million for the six months ended June 30, 2023 to $28.2 million for the six months ended June 30, 2024, primarily due to hiring of additional operations and support employees and their compensation costs including stock-based compensation. As a percent of total revenue, operations and support expenses decreased to 11.1% for the six months ended June 30, 2024 from 12.4% for the six months ended June 30, 2023.

Product Development

Product development expense increased $2.6 million, or 15%, from $17.0 million for the six months ended June 30, 2023 to $19.6 million for the six months ended June 30, 2024, primarily as result of increases in amortization expense related to developed software assets, and additional software costs. As a percent of total revenue, product development expenses decreased to 7.7% for the six months ended June 30, 2024 from 7.9% for the six months ended June 30, 2023.

General and Administrative

General and administrative expense decreased $10.1 million, or 24%, from $41.5 million for the six months ended June 30, 2023 to $31.4 million for the six months ended June 30, 2024. The primary driver of the decrease was due to the abandonment of multiple company leases resulting in a one-time $8.7 million charge in operating lease expense in the second quarter of 2023 and a decrease in the facilities cost for the abandoned locations. As a percent of total revenue, general and administrative expenses decreased to 12.3% for the six months ended June 30, 2024 from 19.2% for the six months ended June 30, 2023.

Impairment of Assets

Impairment expense decreased $0.2 million, or 100%, from $0.2 million for the six months ended June 30, 2023 to zero for the six months ended June 30, 2024.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $2.4 million for the six months ended June 30, 2024 and 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased by $0.2 million, or 3%, from $5.7 million for the six months ended June 30, 2023 to $5.5 million for the six months ended June 30, 2024. Interest and dividend income is primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses remained flat at $0.6 million for the six months ended June 30, 2024 and 2023.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.3 million for the six months ended June 30, 2024 and 2023.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the six months ended June 30, 2024 and 2023, was $18.9 million and $35.8 million, respectively. Total segment loss from our International operating segment for the six months ended June 30, 2023 and 2022, was $11.4 million and $9.0 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of June 30, 2024, our cash and cash equivalents and marketable securities totaled $240.9 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of June 30, 2024, the 2027 Notes have a carrying value of $282.7 million with an effective annual interest rate of 1.6%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(20,835)	$(22,607)
Net cash (used in) provided by investing activities	(12,140)	12,741
Net cash provided by financing activities	1,795	1,144

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $20.8 million, primarily due to a net loss of $(30.3) million adjusted for non-cash charges of $24.4 million and a net decrease in our operating assets and liabilities of $(14.9) million. The non-cash adjustments primarily relate to stock-based compensation of $14.2 million, depreciation and amortization of $6.4 million, and a $2.2 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts payable of $14.4 million due to the timing of payments and reductions in lease liabilities of $3.4 million, offset by changes in other assets of $2.6 million.

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

Investing Activities

For the six months ended June 30, 2024, net cash used by investing activities was $12.1 million, primarily due to the purchase of marketable securities $13.5 million and purchase of property and equipment (which includes the internal-use software development costs) of $8.8 million offset from the sale of marketable securities of $10.0 million.

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

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $1.8 million, relating to proceeds from the exercise of stock options.

For the six months ended June 30, 2023, net cash provided by financing activities was $1.1 million, relating to proceeds from the exercise of stock options.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023 as well as Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 16% of our revenues, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the six months ended June 30, 2024 would have decreased by 1.3%. During the six months ended June 30, 2024, our revenues were not materially impacted as the average exchange rate remained consistent between the six month period ending June 30, 2023 and June 30, 2024.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ending June 30, 2024, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2024, we issued an aggregate of 52,126 shares of our Class A common stock to a warrant holder upon the cashless net exercise of an aggregate of 87,784 Class A common stock warrants, each with an exercise price per share of $5.13.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Emily Rollins, Director	Adopted	6/11/2024	X	-	5,729	-	4/8/2025

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

3.2	Amended and Restated Bylaws of Xometry, Inc., (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on July 2, 2021).
10.1+*	Amendment to Employment Agreement by and between Xometry, Inc. and Randolph Altschuler.
10.2+*	Amendment to Employment Agreement by and between Xometry, Inc. and Peter Goguen.
10.3+*	Amended and Restated Employment Agreement by and between Xometry, Inc. and Matthew Leibel
10.4+*	Employment Agreement by and between Xometry, Inc. and Subir Dutt
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

XOMETRY, INC.

Date: August 8, 2024	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)