Form 10-Q
period 2024-09-30
Xometry, Inc.
filed 2024-11-05
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 46,888,079 shares of Class A common stock, $0.000001 par value per share, and 2,676,154 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$17,430	$53,424
Marketable securities	216,605	215,352
Accounts receivable, less allowance for credit losses of $3.4 million and $2.4 million as of September 30, 2024 and December 31, 2023	78,530	70,102
Inventory	3,500	2,885
Prepaid expenses	4,789	5,571
Other current assets	4,855	8,897
Total current assets	325,709	356,231
Property and equipment, net	42,323	35,637
Operating lease right-of-use assets	9,607	12,251
Investment in unconsolidated joint venture	4,207	4,114
Intangible assets, net	33,039	35,768
Goodwill	262,955	262,915
Other assets	368	471
Total assets	$678,208	$707,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,368	$24,710
Accrued expenses	48,719	41,845
Contract liabilities	8,303	7,357
Income taxes payable	864	2,484
Operating lease liabilities, current portion	6,638	6,799
Total current liabilities	70,892	83,195
Convertible notes	283,163	281,769
Operating lease liabilities, net of current portion	6,729	10,951
Deferred income taxes	245	275
Other liabilities	819	778
Total liabilities	361,848	376,968
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 46,768,801 shares and 45,489,379 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 2,676,154 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	674,335	648,317
Accumulated other comprehensive income	1,282	855
Accumulated deficit	(360,384)	(319,872)
Total stockholders’ equity	315,233	329,300
Noncontrolling interest	1,127	1,119
Total equity	316,360	330,419
Total liabilities and stockholders’ equity	$678,208	$707,387

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$141,698	$118,927	$396,983	$335,261
Cost of revenue	85,873	72,678	240,379	206,087
Gross profit	55,825	46,249	156,604	129,174
Sales and marketing	27,204	23,210	81,891	68,315
Operations and support	14,698	12,622	42,918	39,450
Product development	9,344	8,523	28,952	25,570
General and administrative	16,060	14,940	47,470	56,479
Impairment of assets	—	151	—	397
Total operating expenses	67,306	59,446	201,231	190,211
Loss from operations	(11,481)	(13,197)	(44,627)	(61,037)
Other income (expenses)
Interest expense	(1,187)	(1,205)	(3,564)	(3,596)
Interest and dividend income	2,781	2,994	8,275	8,648
Other expenses	(444)	(597)	(1,064)	(1,156)
Income from unconsolidated joint venture	162	134	493	437
Total other income	1,312	1,326	4,140	4,333
Loss before income taxes	(10,169)	(11,871)	(40,487)	(56,704)
Provision for income taxes	(30)	(139)	(20)	(208)
Net loss	(10,199)	(12,010)	(40,507)	(56,912)
Net income attributable to noncontrolling interest	—	13	5	9
Net loss attributable to common stockholders	$(10,199)	$(12,023)	$(40,512)	$(56,921)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.21)	$(0.25)	$(0.83)	$(1.19)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	49,282,164	47,989,277	48,901,475	47,852,671

Net loss	$(10,199)	$(12,010)	$(40,507)	$(56,912)
Comprehensive income:
Foreign currency translation	795	91	430	450
Total other comprehensive income	795	91	430	450
Comprehensive loss	(9,404)	(11,919)	(40,077)	(56,462)
Comprehensive (loss) income attributable to noncontrolling interest	(23)	21	8	45
Total comprehensive loss attributable to common stockholders	$(9,381)	$(11,940)	$(40,085)	$(56,507)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2024 and 2023

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, June 30, 2024	46,322,810	$—	2,676,154	$—	$665,555	$464	$(350,185)	315,834	$1,150	$316,984
Exercise of common stock options	277,829	—	—	—	1,420	—	—	1,420	—	1,420
Vesting of restricted stock units	148,029	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	406	—	—	406	—	406
Stock based compensation	—	—	—	—	6,954	—	—	6,954	—	6,954
Comprehensive loss
Foreign currency translation	—	—	—	—	—	818	—	818	(23)	795
Net loss	—	—	—	—	—	—	(10,199)	(10,199)	—	(10,199)
Total comprehensive loss	—	—	—	—	—	—	—	(9,381)	(23)	(9,404)
Balance, September 30, 2024	46,768,801	$—	2,676,154	$—	$674,335	$1,282	$(360,384)	$315,233	$1,127	$316,360

Balance, June 30, 2023	45,243,447	$—	2,676,154	$—	$635,267	$359	$(294,264)	$341,362	$1,114	$342,476
Exercise of common stock options	33,516	—	—	—	284	—	—	284	—	284
Vesting of restricted stock units	49,193	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	326	—	—	326	—	326
Stock based compensation	—	—	—	—	5,730	—	—	5,730	—	5,730
Comprehensive loss
Foreign currency translation	—	—	—	—	—	83	—	83	8	91
Net (loss) income	—	—	—	—	—	—	(12,023)	(12,023)	13	(12,010)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(11,940)	21	(11,919)
Balance, September 30, 2023	45,346,289	$—	2,676,154	$—	$641,607	$442	$(306,287)	$335,762	$1,135	$336,897

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2024 and 2023

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	$855	$(319,872)	329,300	$1,119	$330,419
Exercise of common stock options	502,981	—	—	—	3,215	—	—	3,215	—	3,215
Vesting of restricted stock units	642,833	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—
Shared issued in business combination	21,083	—	—	—	625	—	—	625	—	625
Donated common stock	60,399	—	—	—	1,063	—	—	1,063	—	1,063
Stock based compensation	—	—	—	—	21,115	—	—	21,115	—	21,115
Comprehensive loss
Foreign currency translation	—	—	—	—	—	427	—	427	3	430
Net (loss) income	—	—	—	—	—	—	(40,512)	(40,512)	5	(40,507)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(40,085)	8	(40,077)
Balance September 30, 2024	46,768,801	$—	2,676,154	$—	$674,335	$1,282	$(360,384)	$315,233	$1,127	$316,360

Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(249,366)	$373,743	$1,090	$374,833
Exercise of common stock options	202,423	—	—	—	1,428	—	—	1,428	—	1,428
Vesting of restricted stock units	277,774	—	—	—	—	—	—	—	—	—
Shared issued in business combination	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	40,266	—	—	—	696	—	—	696	—	696
Stock based compensation	—	—	—	—	16,222	—	—	16,222	—	16,222
Comprehensive loss
Foreign currency translation	—	—	—	—	—	414	—	414	36	450
Net (loss) income	—	—	—	—	—	—	(56,921)	(56,921)	9	(56,912)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(56,507)	45	(56,462)
Balance, September 30, 2023	45,346,289	$—	2,676,154	$—	$641,607	$442	$(306,287)	$335,762	$1,135	$336,897

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,507)	$(56,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,622	7,939
Impairment of assets	—	397
Reduction in carrying amount of right-of-use asset	3,328	13,257
Stock based compensation	21,115	16,222
Revaluation of contingent consideration	137	305
Income from unconsolidated joint venture	(93)	(137)
Donation of common stock	1,063	696
(Gain) loss on sale of property and equipment	(23)	92
Inventory write-off	—	223
Amortization of deferred costs on convertible notes	1,394	1,396
Deferred taxes benefit	(30)	(66)
Changes in other assets and liabilities:
Accounts receivable, net	(8,263)	(14,873)
Inventory	(598)	(17)
Prepaid expenses	786	2,335
Other assets	4,354	1,395
Accounts payable	(18,293)	640
Accrued expenses	6,782	1,032
Contract liabilities	916	1,178
Lease liabilities	(5,068)	(3,845)
Other liabilities	529	—
Income taxes payable	(1,620)	160
Net cash used in operating activities	(24,469)	(28,583)
Cash flows from investing activities:
Purchases of marketable securities	(16,253)	(8,630)
Proceeds from sale of marketable securities	15,000	30,000
Purchases of property and equipment	(13,560)	(12,063)
Proceeds from sale of property and equipment	79	223
Cash paid for business combination, net of cash acquired	—	(3,349)
Net cash (used in) provided by investing activities	(14,734)	6,181
Cash flows from financing activities:
Proceeds from stock options exercised	3,215	1,428
Net cash provided by financing activities	3,215	1,428
Effect of foreign currency translation on cash and cash equivalents	(6)	(315)
Net decrease in cash and cash equivalents	(35,994)	(21,289)
Cash and cash equivalents at beginning of the period	53,424	65,662
Cash and cash equivalents at end of the period	$17,430	$44,373
Supplemental cash flow information:
Cash paid for interest	$2,875	$2,875
Non-cash investing and financing activities:
Non-cash consideration in connection with business combination	—	1,593

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

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of September 30, 2024 and December 31, 2023, the Company's marketable securities of $216.6 million and $215.4 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2024	2023

Allowance for credit losses
Balance at beginning of year, January 1	$2,444	$1,988
Charge to provision accounts	2,086	2,186
Write-offs or other	(1,171)	(1,730)
Balance at period end, September 30 and December 31, respectively	$3,359	$2,444

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $12.7 million for the nine months ended September 30, 2024 and $19.7 million for the year ended December 31, 2023. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of September 30, 2024 and December 31, 2023, the Company's goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

(j)
Revenue

The Company derives the majority of its U.S. and International marketplace revenue from the sale of parts and assemblies fulfilled using a vast network of suppliers. The Company recognizes revenue from the sales to our customers pursuant to Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Revenue is shown net of estimated returns, refunds, and allowances. At each of September 30, 2024 and December 31, 2023, the Company has a provision for estimated returns, refunds or allowances of approximately $0.1 million.

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

The following table presents contract liabilities as of December 31, 2023 and September 30, 2024 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2023	$7,357
Revenue recognized	(150,697)
Payments received in advance	151,643
Contract liabilities at September 30, 2024	$8,303

During the nine months ended September 30, 2024, the Company recognized approximately $6.5 million of revenue related to its contract liabilities as of December 31, 2023.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, the Company recognizes costs over a period of one year or less. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2024, the Company recognized approximately $1.3 million and $5.7 million, respectively, of amortization related to deferred sales commissions. For the three and nine months ended September 30, 2023 the Company recognized approximately $2.0 million and $6.0 million, respectively, of amortization related to deferred sales commissions. As of September 30, 2024 and December 31, 2023, the Company had deferred sales contract acquisition costs of $0.6 million and $3.1 million, respectively, which is classified in other current assets on the Condensed Consolidated Balance Sheets.

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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and nine months ended September 30, 2024 the Company's advertising cost were $9.4 million and $26.5 million, respectively. For the three and nine months ended September 30, 2023 the Company's advertising cost were $7.7 million and $23.4 million, respectively.

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

(o)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation to the Company’s employees performing routine improvements and maintenance on our platforms not related to a specific capitalizable project, software costs and certain depreciation and amortization expense.

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

(3) Credit Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents and marketable securities, which at times may exceed federally insured limits, in deposit accounts at major financial institutions.

For the three and nine months ended September 30, 2024 and 2023, no single buyer accounted for more than 10% of the Company's revenue. As of September 30, 2024, and December 31, 2023, no single buyer accounted for more than 10% of the Company’s accounts receivable. A majority of the Company’s buyers are located in the United States.

(4) Inventory

Inventory consists of raw materials, work-in-process and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. Finished goods represents product awaiting shipment. Inventory consists of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023

Raw materials	$867	$1,129
Work-in-progress	1,219	696
Finished goods	1,414	1,060
Total	$3,500	$2,885

(5) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30,	December 31,
	Useful Life	2024	2023

Technology hardware	3 years	$3,631	$3,355
Manufacturing equipment	2 - 9 years	5,591	5,482
Capitalized software development	3 years	56,771	44,004
Leasehold improvements	Shorter of useful life or lease term	1,775	1,365
Furniture and fixtures	7 years	2,684	2,630
Total		70,452	56,836
Less accumulated depreciation		(28,129)	(21,199)
Property and Equipment, net		$42,323	$35,637

Depreciation and amortization expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$183	$38	$549	$120
Sales and marketing	24	29	77	33
Operations and support	32	52	105	142
Product development	1,940	1,252	5,786	3,872
General and administrative	127	200	384	1,008
Total depreciation and amortization expense	$2,306	$1,571	$6,901	$5,175

(6) Leases

Operating lease expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cost of revenue	$18	$18	$54	$54
General and administrative	1,228	1,171	3,809	13,802
Total operating lease expense	$1,246	$1,189	$3,863	$13,856

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

(7) Acquisition

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends the Company's marketplace capabilities in Europe and provides the Company with access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.8 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and paid during the first quarter of 2024. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds. As of September 30, 2024 and December 31, 2023, the total contingent consideration had a fair value of $0.6 million and $1.1 million, respectively. During the quarter ended March 31, 2024, the Company recorded an approximate $0.1 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Condensed Consolidated Statements of Operations and Comprehensive Loss. In February 2024, the Company issued 21,083 shares of Class A common stock with a value of $0.6 million to the former owners of Tridi with respect to the first installment.

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

(8) Disaggregated Revenue and Cost of Revenue Information

The following table presents our revenue and cost of revenue disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of digital advertising and marketing services, and to a lesser extent financial service products, SaaS products and tools and materials (our "tools and materials business", which we previously referred to as our "supplies business”).

Revenue and cost of revenue is presented in the following tables for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketplace	2024	2023	2024	2023
Revenue	$126,965	$102,473	$351,438	$282,664
Cost of revenue	84,347	70,578	235,278	196,240
Gross Profit	$42,618	$31,895	$116,160	$86,424

Supplier Services
Revenue	$14,733	$16,454	$45,545	$52,597
Cost of revenue	1,526	2,100	5,101	9,847
Gross Profit	$13,207	$14,354	$40,444	$42,750

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

The Company receives dividends from IM, LLC, which are recorded as a reduction to the Company's investment in unconsolidated joint venture on our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2024 and 2023, the Company received dividends of $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company received dividends of $0.4 million and $0.3 million, respectively. The Company recorded expense to IM, LLC of $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.2 million for both the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, there were 6,761,037 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the nine months ended September 30, 2024, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2023	1,859,740	8.78	6.4	50.7
Balance at December 31, 2023	2,881,208	12.02	7.0	69.6
Granted	—	—	—	—
Exercised	(527,533)	6.77	—	—
Forfeited	(201,418)	23.02	—	—
Expired	(48,225)	28.11	—	—
Balance at September 30, 2024	2,104,032	11.92	6.1	17.9
Exercisable at September 30, 2024	1,749,212	10.48	5.8	16.9

No options were granted during the nine months ended September 30, 2024. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023, was $6.3 million and $2.5 million, respectively.

At September 30, 2024, there was approximately $5.9 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately two years as of September 30, 2024.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the nine months ended September 30, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2023	1,769,874	22.50	63.6
Granted	1,910,579	18.20	—
Vested	(631,023)	21.69	—
Forfeited and cancelled	(554,658)	22.15	—
Unvested RSUs as of September 30, 2024	2,494,772	19.49	45.8

At September 30, 2024, there was approximately $40.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of September 30, 2024.

Performance Restricted Stock Units

A summary of the status of the Company's performance restricted stock unit activity and the changes during the nine months ended September 30, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2023	—	—	—
Granted	336,118	17.35	—
Vested	-	-	—
Forfeited and cancelled	(63,603)	17.48	—
Unvested PRSUs as of September 30, 2024	272,515	17.32	5.0

At September 30, 2024, there was approximately $3.9 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately two years as of September 30, 2024.

Total stock-based compensation cost for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales and marketing	$1,905	$1,216	$5,825	$3,453
Operations and support	2,235	1,955	6,568	5,690
Product development	1,520	1,424	4,770	3,890
General and administrative	1,294	1,135	3,952	3,189
Total stock compensation expense	$6,954	$5,730	$21,115	$16,222

(11) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had less than $0.1 million of provision for income taxes for each of the three and nine months ended September 30, 2024 and 2023. This estimated annual effective tax rate of (0.1%), differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,199)	$(12,010)	$(40,507)	$(56,912)
Net income attributable to noncontrolling interest	—	13	5	9
Net loss attributable to common stockholders	$(10,199)	$(12,023)	$(40,512)	$(56,921)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	49,282,164	47,989,277	48,901,475	47,852,671
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.21)	$(0.25)	$(0.83)	$(1.19)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	September 30,
	2024	2023
Stock options outstanding	2,104,032	2,931,092
Unvested restricted stock units	2,494,772	1,679,729
Unvested performance restricted stock units	272,515	—
Warrants outstanding	—	87,784
Shares reserved for charitable contribution	181,195	261,727
Convertible notes	5,123,624	5,123,624
Total shares	10,176,138	10,083,956

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

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Principal	$287,500	287,500
Unamortized debt discount	(4,025)	(5,319)
Unamortized debt issuance costs	(312)	(412)
Net carrying value	$283,163	281,769

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest	$718	$718	$2,156	$2,156
Amortization of debt discount	431	432	1,294	1,294
Amortization of transaction costs	33	34	100	102
Total interest expense	$1,182	$1,184	$3,550	$3,552

The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$283,163	$238,079	$281,769	$268,554

(1) As of September 30, 2024 and December 31, 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the year.

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

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.6 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and was $1.8 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The following tables reflect certain segment information for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Revenue
U.S.	$117,584	$103,379	$333,113	$292,715
International	24,114	15,548	63,870	42,546
Total	$141,698	$118,927	$396,983	$335,261

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Losses
U.S.	$(4,183)	$(7,893)	$(23,115)	$(43,742)
International	(6,016)	(4,130)	(17,397)	(13,179)
Total	$(10,199)	$(12,023)	$(40,512)	$(56,921)

(15) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	September 30, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$6,862	$29,738
Trade Names	10	800	225	575
Developed Technology	5	739	474	265
Vendor Relationships	15	1,265	398	867
Database	5	2,400	1,350	1,050
Patents	17	157	58	99
Subtotal intangible assets		41,961	9,367	32,594
In-place Lease Intangible Asset	4	568	397	171
Above Market Lease Intangible Asset	4	896	622	274
Total intangible assets		$43,425	$10,386	$33,039

	December 31, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$5,030	$31,570
Trade Names	10	800	165	635
Developed Technology	5	739	349	390
Vendor Relationships	15	1,273	336	937
Database	5	2,400	990	1,410
Patents	17	157	51	106
Subtotal intangible assets		41,969	6,921	35,048
In-place Lease Intangible Asset	4	568	287	281
Above Market Lease Intangible Asset	4	896	457	439
Total intangible assets		$43,433	$7,665	$35,768

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2024	2023

Balance as of January 1:
Gross goodwill	$265,989	$261,110
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,915	258,036
Goodwill acquired during the year(1)	—	4,836
Impact of foreign exchange	40	43
Net goodwill as of September 30, 2024 and December 31, 2023:	$262,955	$262,915

(1) See Note 7 - Acquisitions.

As of September 30, 2024 and December 31, 2023, Xometry had $263.0 million and $262.9 million, respectively of goodwill. As of September 30, 2024 and December 31, 2023, $258.0 million was part of Xometry’s U.S. operating segment and $4.9 million was part of Xometry’s International operating segment.

As of September 30, 2024, estimated amortization expense for intangible assets for the remainder of 2024 and the next five years is: $0.9 million in 2024, $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029 and $17.5 million thereafter.

Amortization expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$770	767	$2,310	2,347
Product development	42	42	126	126
General and administrative (1)	4	7	11	20
Total	$816	$816	$2,447	$2,493

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

On January 2, 2023, we acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends our marketplace capabilities in Europe and provides us access to the Turkish market.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 64,851 as of September 30, 2024, up 24% from 52,382 as of September 30, 2023. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended September 30, 2024, 97% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Percentage of Revenue from Existing Accounts
96%
96%
95%
96%
97%
3Q23
4Q23
1Q24
2Q24
3Q24

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,506 as of September 30, 2024, up 23% from 1,223 as of September 30, 2023.

Accounts with
LTM Spend of at Least $50,000
1,223
1,331
1,381
1,436
1,506
3Q23
4Q23
1Q24
2Q24
3Q24

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

Active Paying Suppliers has changed over time. The number of Active Paying Suppliers on our platform was 6,762 as of September 30, 2024, down 9% from 7,415 as of September 30, 2023. The decline during the quarter ended September 30, 2024 is primarily due to our exit from the tools and materials business and the wind down of Thomas non-core services.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income, other expenses, provision for income taxes, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, lease abandonment, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,199)	$(12,010)	$(40,507)	$(56,912)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(1,150)	(1,192)	(3,647)	(3,896)
Depreciation and amortization	3,213	2,478	9,622	7,939
Amortization of lease intangible	180	180	540	770
Provision for income taxes	30	139	20	208
Stock-based compensation	6,954	5,730	21,115	16,222
Payroll tax expense related to stock-based compensation(1)	96	—	876	—
Lease abandonment	—	—	—	8,706
Acquisition and other	—	117	686	343
Charitable contribution of common stock	406	326	1,063	696
Income from unconsolidated joint venture	(162)	(134)	(493)	(437)
Impairment of assets	—	151	—	397
Restructuring charge	—	—	—	738
Costs to exit the tools and materials business	—	—	—	586
Adjusted EBITDA	$(632)	$(4,215)	$(10,725)	$(24,640)

(1) In the second quarter of 2024, we changed the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. For prior periods, this amount was considered de minimis and, accordingly, we have not adjusted the Adjusted EBITDA amounts for such periods.

For the three months ended September 30, 2024, Adjusted EBITDA loss was $(0.6) million, as compared to Adjusted EBITDA loss of $(4.2) million for the same quarter in 2023. For the quarter ended September 30, 2024, Adjusted EBITDA Margin was (0.4)% of revenue, as compared to (3.5)% of revenue for the same quarter in 2023, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

For the nine months ended September 30, 2024, Adjusted EBITDA loss was $(10.7) million, as compared to Adjusted EBITDA loss of $(24.6) million for the same period in 2023. For the nine months ended September 30, 2024, Adjusted EBITDA Margin was (2.7)% of revenue, as compared to (7.3)% of revenue for the same period in 2023, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

Non-GAAP Net Income (Loss)

We define Non-GAAP net income (loss), as net income (loss) adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, loss (gain) on sale of property and equipment, charitable contributions of common stock, lease abandonment and termination, impairment of assets, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Non-GAAP Net Income (Loss):
Net loss	$(10,199)	$(12,010)	$(40,507)	$(56,912)
Add (deduct):
Depreciation and amortization	3,213	2,478	9,622	7,939
Stock-based compensation	6,954	5,730	21,115	16,222
Payroll tax expense related to stock-based compensation(1)	96	—	876	—
Amortization of lease intangible	180	180	540	770
Amortization of deferred costs on convertible notes	464	466	1,394	1,396
Acquisition and other	—	117	686	343
(Gain) loss on sale of property and equipment	—	—	(23)	92
Charitable contribution of common stock	406	326	1,063	696
Lease abandonment and termination	—	—	—	8,778
Impairment of assets	—	151	—	397
Restructuring charge	—	—	—	738
Costs to exit the tools and materials business	—	—	—	586
Non-GAAP Net Income (Loss)	$1,114	$(2,562)	$(5,234)	$(18,955)

(1) In the second quarter of 2024, we changed the definition of Non-GAAP Net Income (Loss) to exclude payroll tax expense related to stock-based compensation. For prior periods, this amount was considered de minimis and, accordingly, we have not adjusted the Non-GAAP Net Income (Loss) amounts for such periods.

For the three months ended September 30, 2024, Non-GAAP net income was $1.1 million, as compared to Non-GAAP net loss of $(2.6) million for the same quarter in 2023. For the quarter ended September 30, 2024, Non-GAAP net income (loss) was 0.8% of revenue, as compared to (2.2)% of revenue for the same quarter in 2023.

For the nine months ended September 30, 2024, Non-GAAP net loss was $(5.2) million, as compared to Non-GAAP net loss of $(19.0) million for the same period in 2023. For the nine months ended September 30, 2024, Non-GAAP net loss was (1.3)% of revenue, as compared to (5.7)% of revenue for the same period in 2023.

Adjusted EBITDA and Non-GAAP net income (loss) are non-GAAP financial measures that we use, in addition to our GAAP financial measures, to evaluate our business. We have included Adjusted EBITDA and Non-GAAP net income (loss) in this filing because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that Adjusted EBITDA and Non-GAAP net income (loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of Adjusted EBITDA and Non-GAAP net income (loss) may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Adjusted EBITDA and Non-GAAP net income (loss) should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Operating Expenses

Our operating expenses consist of sales and marketing, operations and support, product development, general and administrative functions and impairment of assets.

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

Product Development

Product development costs that are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation expenses to our employees performing routine improvements and maintenance on our platforms not related to a specific capitalizable project, software costs and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future, though in the near-term product development expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our product development functions as these investments may vary in scope and scale over future periods.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Revenue	$141,698	$118,927
Cost of revenue	85,873	72,678
Gross profit	55,825	46,249
Operating expenses:
Sales and marketing	27,204	23,210
Operations and support	14,698	12,622
Product development	9,344	8,523
General and administrative	16,060	14,940
Impairment of assets	—	151
Total operating expenses	67,306	59,446
Loss from operations	(11,481)	(13,197)
Other income (expenses):
Interest expense	(1,187)	(1,205)
Interest and dividend income	2,781	2,994
Other expenses	(444)	(597)
Income from unconsolidated joint venture	162	134
Total other income	1,312	1,326
Loss before income taxes	(10,169)	(11,871)
Provision for income taxes	(30)	(139)
Net loss	(10,199)	(12,010)
Net income attributable to noncontrolling interest	—	13
Net loss attributable to common stockholders	$(10,199)	$(12,023)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	60.6%	61.1%
Gross profit	39.4%	38.9%
Operating expenses:
Sales and marketing	19.2%	19.5%
Operations and support	10.4%	10.6%
Product development	6.6%	7.2%
General and administrative	11.3%	12.6%
Impairment of assets	—%	0.1%
Total operating expenses	47.5%	50.0%
Loss from operations	(8.1)%	(11.1)%
Other income (expenses):
Interest expense	(0.8)%	(1.0)%
Interest and dividend income	2.0%	2.5%
Other expenses	(0.3)%	(0.5)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	1.0%	1.1%
Loss before income taxes	(7.1)%	(10.0)%
Provision for income taxes	—%	(0.1)%
Net loss	(7.1)%	(10.1)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(7.1)%	(10.1)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,

	2024	2023
Marketplace
Revenue	$126,965	$102,473
Cost of revenue	84,347	70,578
Gross Profit	$42,618	$31,895
Gross Margin	33.6%	31.1%

Supplier services
Revenue	$14,733	$16,454
Cost of revenue	1,526	2,100
Gross Profit	$13,207	$14,354
Gross Margin	89.6%	87.2%

Revenue

Total revenue increased $22.8 million, or 19%, from $118.9 million for the three months ended September 30, 2023 to $141.7 million for the three months ended September 30, 2024. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $24.5 million, or 24%, from $102.5 million for the three months ended September 30, 2023 to $127.0 million for the three months ended September 30, 2024. The increase in marketplace revenue was primarily due to increased buyer activity on the platform for the three months ended September 30, 2024 as compared to the prior year period.

Supplier services revenue decreased $1.7 million, or 10% from $16.5 million for the three months ended September 30, 2023 to $14.7 million for the three months ended September 30, 2024. The decrease in revenue was due to reductions in Thomas non-core services and to a lesser extent decreases in Thomas advertising and marketing services.

Total revenue for the three months ended September 30, 2024 and 2023 was $117.6 million and $103.4 million, respectively, for the U.S. operating segment and $24.1 million and $15.5 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $13.2 million, or 18%, from $72.7 million for the three months ended September 30, 2023 to $85.9 million for the three months ended September 30, 2024. This increase was the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the three months ended September 30, 2024 was $84.3 million and $1.5 million, respectively, as compared to $70.6 million and $2.1 million, respectively, for the three months ended September 30, 2023.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $9.6 million, or 21%, from $46.2 million for the three months ended September 30, 2023 to $55.8 million for the three months ended September 30, 2024. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 33.6% for the three months ended September 30, 2024, as compared to 31.1% for the three months ended September 30, 2023. The improvement over the prior year period was due largely to our AI-driven platform and expanding supplier network which optimizes pricing to buyers and suppliers. Gross margin for our supplier services was 89.6% for the three months ended September 30, 2024, as compared to 87.2% for the three months ended September 30, 2023. The increase in gross margin for supplier services is primarily due to a higher mix of advertising and marketing services revenue and the wind down of Thomas non-core services.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $4.0 million, or 17%, from $23.2 million for the three months ended September 30, 2023 to $27.2 million for the three months ended September 30, 2024, primarily due to increased marketing and advertising expense and additional sales and marketing employees and their compensation costs, including stock-based compensation. As a percent of total revenue, sales and marketing expenses decreased to 19.2% for the three months ended September 30, 2024 from 19.5% for the three months ended September 30, 2023.

Advertising expense increased 22%, from $7.7 million for the three months ended September 30, 2023 to $9.4 million for the three months ended September 30, 2024 due to increased marketplace and supplier services advertising.

Operations and Support

Operations and support expense increased $2.1 million, or 16%, from $12.6 million for the three months ended September 30, 2023 to $14.7 million for the three months ended September 30, 2024, primarily due to additional employees and their compensation cost, included stock based compensation. As a percent of total revenue, operations and support expenses decreased to 10.4% for the three months ended September 30, 2024 from 10.6% for the three months ended September 30, 2023.

Product Development

Product development expense increased $0.8 million, or 10%, from $8.5 million for the three months ended September 30, 2023 to $9.3 million for the three months ended September 30, 2024, primarily as result of increases in amortization expense related to capitalized internal-use software development costs and increases in software costs. As a percent of total revenue, product development expenses decreased to 6.6% for the three months ended September 30, 2024 as compared to 7.2% for the three months ended September 30, 2023.

General and Administrative

General and administrative expense increased $1.1 million, or 7%, from $14.9 million for the three months ended September 30, 2023 to $16.1 million for the three months ended September 30, 2024. The increase was due to an increase in general and administrative employees and their compensation costs, including stock-based compensation. As a percent of total revenue, general and administrative expenses decreased to 11.3% for the for the three months ended September 30, 2024 from 12.6% for the three months ended September 30, 2023.

Impairment of Assets

Impairment expense was $0.2 million for the three months ended September 30, 2023. There was no impairment for the three months ended September 30, 2024.

Other Income (Expenses)

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended September 30, 2024 and 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased $0.2 million, or 7%, from $3.0 million for the three months ended September 30, 2023 to $2.8 million for the three months ended September 30, 2024. Interest and dividend income is primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased by $0.2 million, primarily due to foreign exchange losses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture increased from $0.1 million for the three months ended September 30, 2023 to $0.2 million for the three months ended September 30, 2024.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the three months ended September 30, 2024 and 2023 was $4.2 million and $7.9 million, respectively. Total segment loss from our International operating segment for the three months ended September 30, 2024 and 2023 was $6.0 million and $4.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Revenue	$396,983	$335,261
Cost of revenue	240,379	206,087
Gross profit	156,604	129,174
Operating expenses:
Sales and marketing	81,891	68,315
Operations and support	42,918	39,450
Product development	28,952	25,570
General and administrative	47,470	56,479
Impairment of assets	—	397
Total operating expenses	201,231	190,211
Loss from operations	(44,627)	(61,037)
Other income (expenses):
Interest expense	(3,564)	(3,596)
Interest and dividend income	8,275	8,648
Other expenses	(1,064)	(1,156)
Income from unconsolidated joint venture	493	437
Total other income	4,140	4,333
Loss before income taxes	(40,487)	(56,704)
Provision for income taxes	(20)	(208)
Net loss	(40,507)	(56,912)
Net income attributable to noncontrolling interest	5	9
Net loss attributable to common stockholders	$(40,512)	$(56,921)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	60.6%	61.5%
Gross profit	39.4%	38.5%
Operating expenses:
Sales and marketing	20.6%	20.4%
Operations and support	10.8%	11.8%
Product development	7.3%	7.6%
General and administrative	12.0%	16.8%
Impairment of assets	—%	0.1%
Total operating expenses	50.7%	56.7%
Loss from operations	(11.3)%	(18.2)%
Other income (expenses):
Interest expense	(0.9)%	(1.1)%
Interest and dividend income	2.1%	2.6%
Other expenses	(0.3)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	1.0%	1.3%
Loss before income taxes	(10.3)%	(16.9)%
Provision for income taxes	—%	(0.1)%
Net loss	(10.3)%	(17.0)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(10.3)%	(17.0)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and tools and materials.

Revenue and cost of revenue is presented in the following tables for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Marketplace
Revenue	$351,438	$282,664
Cost of revenue	235,278	196,240
Gross Profit	$116,160	$86,424
Gross Margin	33.1%	30.6%

Supplier services
Revenue	$45,545	$52,597
Cost of revenue	5,101	9,847
Gross Profit	$40,444	$42,750
Gross Margin	88.8%	81.3%

Revenue

Total revenue increased $61.7 million, or 18%, from $335.3 million for the nine months ended September 30, 2023 to $397.0 million for the nine months ended September 30, 2024. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $68.8 million, or 24%, from $282.7 million for the nine months ended September 30, 2023 to $351.4 million for the nine months ended September 30, 2024. The increase in marketplace revenue was primarily due to increased buyers activity on the platform for the nine months ended September 30, 2024, as compared to the prior year period.

Supplier services revenue decreased $7.1 million, or 13%, from $52.6 million for the nine months ended September 30, 2023 to $45.5 million for the nine months ended September 30, 2024. The decrease in revenue was primarily due to our exit from the tools and materials business in the U.S. during the second quarter of 2023, a decrease in Thomas non-core services and to a lesser extent a decrease in Thomas advertising and marketing service.

Total revenue for the nine months ended September 30, 2024 and 2023 was $333.1 million and $292.7 million, respectively, for the U.S. operating segment, and $63.9 million and $42.5 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $34.3 million, or 17%, from $206.1 million for the nine months ended September 30, 2023 to $240.4 million for the nine months ended September 30, 2024. This increase was primarily the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the nine months ended September 30, 2024 was $235.3 million and $5.1 million, respectively, as compared to $196.2 million and $9.8 million, respectively, for the nine months ended September 30, 2023.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $27.4 million, or 21%, from $129.2 million for the nine months ended September 30, 2023 to $156.6 million for the nine months ended September 30, 2024. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 33.1% for the nine months ended September 30, 2024, as compared to 30.6% for the nine months ended September 30, 2023. The improvement over the prior year period was due largely to our AI-driven platform and expanding supplier network which optimizes pricing to buyers and suppliers. Gross margin for our supplier services increased to 88.8% for the nine months ended September 30, 2024 from 81.3% for the nine months ended September 30, 2023. The increase in gross margin for supplier services is primarily due to a higher mix of advertising and marketing services revenue and the exit from the lower margin tools and materials business.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $13.6 million, or 20%, from $68.3 million for the nine months ended September 30, 2023 to $81.9 million for the nine months ended September 30, 2024, primarily due to additional sales and marketing employees and their compensation costs, including stock-based compensation and to a lesser extent advertising expense. As a percent of total revenue, sales and marketing expenses increased to 20.6% for the nine months ended September 30, 2024 from 20.4% for the nine months ended September 30, 2023.

Advertising expense increased 13%, from $23.4 million for the nine months ended September 30, 2023 to $26.5 million for the nine months ended September 30, 2024 due to increased marketplace and supplier services advertising.

Operations and Support

Operations and support expense increased $3.5 million, or 9%, from $39.5 million for the nine months ended September 30, 2023 to $42.9 million for the nine months ended September 30, 2024, primarily due to hiring of additional operations and support employees and their compensation costs including stock-based compensation. As a percent of total revenue, operations and support expenses decreased to 10.8% for the nine months ended September 30, 2024 from 11.8% for the nine months ended September 30, 2023.

Product Development

Product development expense increased $3.4 million, or 13%, from $25.6 million for the nine months ended September 30, 2023 to $29.0 million for the nine months ended September 30, 2024, primarily as result of increases in amortization expense related to developed software assets and additional software costs. As a percent of total revenue, product development expenses decreased to 7.3% for the nine months ended September 30, 2024 from 7.6% for the nine months ended September 30, 2023.

General and Administrative

General and administrative expense decreased $9.0 million, or 16%, from $56.5 million for the nine months ended September 30, 2023 to $47.5 million for the nine months ended September 30, 2024. The primary driver of the decrease was due to the abandonment of multiple company leases resulting in a one-time $8.7 million charge in operating lease expense in the second quarter of 2023 and a decrease in the facilities cost for the abandoned locations. As a percent of total revenue, general and administrative expenses decreased to 12.0% for the nine months ended September 30, 2024 from 16.8% for the nine months ended September 30, 2023.

Impairment of Assets

Impairment expense was $0.4 million for the nine months ended September 30, 2023. There was no impairment expense for the nine months ended September 30, 2024.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $3.6 million for the nine months ended September 30, 2024 and 2023. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased by $0.4 million, or 4%, from $8.6 million for the nine months ended September 30, 2023 to $8.3 million for the nine months ended September 30, 2024. Interest and dividend income is primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased $0.1 million from $1.2 million for the nine months ended September 30, 2023 to $1.1 million for the nine months ended September 30, 2024 primarily due to decrease in various non-income based taxes.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture increased $0.1 million from $0.4 million for the nine months ended September 30, 2023 to $0.5 million for the nine months ended September 30, 2024.

Additional Segment Considerations

Total segment loss from our U.S. operating segment for the nine months ended September 30, 2024 and 2023, was $23.1 million and $43.7 million, respectively. Total segment loss from our International operating segment for the nine months ended September 30, 2024 and 2023, was $17.4 million and $13.2 million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of September 30, 2024, our cash and cash equivalents and marketable securities totaled $234.0 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of September 30, 2024, the 2027 Notes have a carrying value of $283.2 million with an effective annual interest rate of 1.6%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(24,469)	$(28,583)
Net cash (used in) provided by investing activities	(14,734)	6,181
Net cash provided by financing activities	3,215	1,428

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $24.5 million, primarily due to a net loss of $(40.5) million adjusted for non-cash charges of $36.5 million and a net decrease in our operating assets and liabilities of $(20.5) million. The non-cash adjustments primarily relate to stock-based compensation of $21.1 million, depreciation and amortization of $9.6 million, and a $3.3 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts payable of $18.3 million due to the timing of payments, accounts receivable of $8.3 million due to increased sales and reductions in lease liabilities of $5.1 million, offset by changes in accrued expenses of $6.8 million and other assets of $4.4 million.

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

Investing Activities

For the nine months ended September 30, 2024, net cash used by investing activities was $14.7 million, primarily due to the purchase of marketable securities $16.3 million and purchase of property and equipment (which includes the internal-use software development costs) of $13.6 million offset by the sale of marketable securities of $15.0 million.

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

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $3.2 million, relating to proceeds from the exercise of stock options.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 16% of our revenues, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the nine months ended September 30, 2024 would have decreased by 1.3%. During the nine months ended September 30, 2024, our revenues were not materially impacted as the average exchange rate remained consistent between the nine month period ended September 30, 2023 and September 30, 2024.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended September 30, 2024, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
James Miln, CFO	Adopted	9/12/2024	X	-	49,638	-	3/15/2026

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

XOMETRY, INC.

Date: November 5, 2024	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)