Form 10-K
period 2024-12-31
Xometry, Inc.
filed 2025-02-25
CIK 1657573

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2024 was $496 million.

The number of shares of Registrant’s Class A common stock outstanding as of February 10, 2025 was 48,826,041 and the number of shares of the registrant’s Class B common stock outstanding as of February 10, 2025 was 1,475,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2025 annual meeting of stockholders, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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
•
the effects of public health crises, tariffs or other macroeconomic factors and geopolitical tension, which may lead to periods of global economic uncertainty;
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

i

PART I

Item 1. Business.

Xometry, Inc. (Xometry, the “Company”, “our”, or “we”) operates a global artificial intelligence (“AI”) powered online manufacturing marketplace and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Xometry also operates Thomasnet®, a leading North American industrial sourcing platform. Together, these platforms provide manufacturers the critical resources they need to grow their business and makes it easy for buyers to create locally resilient supply chains. Xometry's marketplace uses proprietary AI to assist buyers to efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI helps our rapidly growing network of manufacturers by selecting optimal jobs to fill their capacity. Our Thomasnet industrial sourcing platform enables buyers to connect with over 500,000 North American manufacturers and industrial service providers. Our suite of cloud-based services empowers manufacturers and industrial services providers grow their businesses using our advertising, marketing and financial services.

Xometry’s AI-enabled marketplace, which is available in 18 local languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want on demand, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We define “buyers” as individuals who have placed an order to purchase custom-manufactured, on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, entrepreneurs, technicians and business owners from small businesses to Fortune 500 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our marketplace for a buyer or have utilized our supplier services, including our financial services or the purchase of tools and materials.

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

We enable buyers across industries to source a broad array of manufacturing processes to meet their needs. We generate a majority of our revenue from marketplace orders on our platform. Buyers begin by uploading an engineering schematic that contains 3D design specifications, typically a computer-aided design (“CAD”) file. Then, our proprietary AI-enabled Xometry Instant Quoting Engine® prices transactions based on factors such as volume, manufacturing process, material and location. We continue to add new processes to our Xometry Instant Quoting Engine. The convenience and transparency of our model leads to increasing buyer loyalty and spend over time. We offer Teamspace, a collaborative workspace embedded within the Xometry tech platform that enhances team collaboration within enterprise environments and expedites order management on the Xometry marketplace. Teamspace provides engineers, project managers, and procurement personnel quick and easy access to quotes, order placements, part statuses, tracking information, and more, all in one unified space. In addition, we offer buyers the ability to purchase carbon credits to offset the carbon used to make and ship their parts. Revenue from our marketplace was approximately 89% of our total revenue for the year ended December 31, 2024.

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. The Thomasnet product sourcing and supplier discovery platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services, including search engine optimization (“SEO”), to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity. Workcenter is a cloud-based system that digitally enables qualifying and on-boarding suppliers. Workcenter allows suppliers to manage all their Xometry and non-Xometry work and provides for expedited payment terms in support of their business. Revenue from our supplier services was approximately 11% of our total revenue for the year ended December 31, 2024.

Industry Overview

•
Manufacturing is a massive, highly fragmented, and regionalized industry in need of solutions to drive efficiency. The global manufacturing industry is one of the largest and most important industries in the world. We believe the industry is poised for increased digitization via a number of global thematic shifts, including changing demand for production, new manufacturing technologies, and shifting value chains, but is in need of solutions to drive efficiency and create opportunities from these dynamics. Furthermore, the manufacturing industry is largely comprised of small- to medium-sized manufacturers and we believe that there are significant barriers to entry for these businesses, who have to compete with scaled, better-resourced manufacturers. Xometry has an opportunity to help these small- to medium-sized manufacturers with their financing and advertising and marketing through our supplier services.
•
Sourcing manufacturing opportunities is a complex, costly and time-consuming process. Even for the most sophisticated buyers and suppliers, the manufacturing sourcing and procurement process is complex, fragmented, uncertain, costly and time-consuming. We believe that the labor-intensive sourcing process presents a significant opportunity as buyers and suppliers look for more efficient ways to source demand and launch production.
•
Resilient, localized and compliant supply chains are imperative. There is a significant opportunity to help companies around the world improve their supply chain diversification, access just-in-time production, and build supply chain resilience. The effects of recent public health crises and ongoing geopolitical instability and the potential impact arising from changes in trade policies have highlighted the urgent need for resilient and localized supply chains.
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
•
Multiple catalysts have led to an inflection point for industry digitization. We believe future expected labor shortages, in combination with the proliferation of new technologies, necessitates digital solutions to help suppliers increase productivity, improve financial performance and compete sustainably.

Our Opportunity

We believe the unique challenges that companies and manufacturers face, supporting macro trends, and innovations in technology have brought the manufacturing industry to an inflection point for digital transformation. We provide the solution—a marketplace to unlock access and make capacity available, drive business efficiency, and improve the sustainability of manufacturing worldwide.

We estimate our addressable market is approximately $275 billion based on the estimated size of the market for key manufacturing processes offered on our platform, including CNC machining, injection molding, 3D printing, sheet forming and cutting, die casting, urethane casting, tube cutting and tube bending. Our Thomasnet industrial sourcing platform which offers over 80,000 industrial processes further expands our total addressable market.

Our Platforms

Xometry Marketplace

The Xometry marketplace is an AI powered online marketplace connecting buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. We are accelerating innovation by providing real-time, access to global manufacturing demand and capacity. Our AI-driven instant quoting engine provides instant pricing, lead times, and design-for-manufacturing feedback, simplifying the decision-making process. With a rapidly growing network of 4,375 active suppliers, Xometry offers significant production capacity and flexibility, ensuring that clients receive the highest quality results while meeting tight timelines.

We provide sourcing and pricing across a network of buyers and suppliers, offer access to a wide and growing range of manufacturing processes through our diverse rapidly expanding supplier network, and enable business success through additional products and services that serve the unique needs of each side of our marketplace.

The Xometry marketplace is powered by proprietary AI machine learning which continuously learns from millions of data inputs from marketplace interactions, providing rich insights and analytics that allow us to further improve the efficiency of our ecosystem and the products and services we offer. The data we generate enables us to become a preferred collaboration, workflow, and transaction platform for both buyers and suppliers.

The Xometry marketplace is extensible, with an expansive set of traditional and emerging manufacturing processes, a growing selection of materials and comprehensive quality assurance options offered by our supplier network. Because of our platform’s extensibility, we are well positioned to scale and rapidly capture new processes brought to the platform by our suppliers, further enabling buyers to access customized, relevant manufacturing solutions that are suited to their industry needs and buyer preferences.

The Xometry marketplace provides buyers rigorous quality and certification standards designed to ensure parts are manufactured to meet industry-specific compliance and quality benchmarks. We believe this commitment to quality gives customers confidence in the reliability and durability of the parts they receive.

We offer these tailored processes through a user-centric platform that is reliable and flexible, leveraging additional products and services to increase buyer and seller engagement over time.

Thomasnet Platform

Thomasnet is a leading platform connecting industrial buyers and suppliers in North America. Operating at the intersection of digital marketing, industrial sourcing, and supply chain management, Thomasnet provides manufacturers, distributors, and service providers with tools and resources to enhance visibility, drive qualified leads, and streamline procurement processes.

The Thomasnet digital marketplace features an extensive online directory of industrial suppliers, products, and services. The platform allows buyers to identify and connect with vetted suppliers, compare offerings, and request quotes directly. Thomas is also a full service digital marketing agency, offering a suite of digital marketing services and insights tailored to manufacturers and industrial services providers, including SEO, content creation, data-driven advertising, analytics and insights. These solutions help industrial companies increase online visibility and drive business growth.

Reducing Manufacturing's Carbon Footprint

We are committed to helping reduce the manufacturing industry’s overall carbon footprint while promoting sustainable energy solutions.

Marketplace customers can calculate the carbon footprint of the different solutions to their manufacturing needs and use that data to make carbon-reducing decisions. In 2022, we integrated Gravity Climate’s API into our marketplace. Gravity Climate’s API calculates carbon emissions estimates for Xometry order requests, using climate science and data related to product material, manufacturing processes, mass, and geography.

We have a carbon offset program, which gives buyers an integrated option to offset up to 100% of the carbon footprint of the entire manufacturing process for their orders from raw material extraction and processing, to the transportation of materials and goods along the supply chain, to the energy consumed in fabrication and the operations of the manufacturer. Additionally, we purchase carbon credits to offset 100% of the estimated impact of the shipment of parts to buyers from sellers and we offer green technologies like additive manufacturing, which help to reduce the carbon footprint of the manufacturing industry globally.

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
•
Ease of Purchase. We make it easy for buyers to transact on our marketplace by simplifying the procurement process and using e-commerce experience. After a buyer uploads a CAD file, our platform provides instant access to a wide range of materials, finishes and certifications, with transparent pricing and lead time information. Buyers can also access our e-commerce capabilities through our plug-ins created for various popular 3D CAD programs and punch-out integrations with widely-used ERP and procurement systems.
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
•
Broad Suite of Industry-Specific Solutions. We offer a wide range of traditional and emerging manufacturing processes and materials for customized solutions across massive industries including Aerospace, Industrial, Medical Devices, Automotive, Consumer Goods, Defense, Government, Energy, Education and Robotics. The extensibility of our platform allows us to add new processes over time.
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
•
Production Flexibility. We allow buyers to purchase any number of parts and services. From one part to millions, buyers have access to manufacturing processes for rapid prototyping, product development, or high-volume production. These processes can also be combined with over 75 finishes available across CNC machining, sheet forming and cutting and additive manufacturing along with thousands of raw material and color combinations. Given this ability to provide tailored and scaled solutions, we find that buyers typically expand their use of our marketplace, sourcing a greater number of parts and processes over time.

Why Suppliers Win

•
Cost-Efficient, Real-Time New Business Generation. Through our AI-powered marketplace, we offer suppliers access to manufacturing opportunities from our large, geographically and industry-diverse buyer base, allowing suppliers to gain new customers without increasing their sales and marketing spend. As our AI technology improves, our ability to generate new business for suppliers increases. This model is designed to lower customer acquisition costs and improve suppliers' margins over time. Our suite of Thomas services, including our leading Thomasnet platform, helps North American suppliers reach new customers, maximize their digital marketing strategies and grow their businesses.
•
Repeat, High-Quality Customers. Following a successful transaction, we initially offer the same supplier the exclusive opportunity to accept the next repeat order in order to increase efficiency and reliability. Our ability to attract repeat buyers helps stabilize demand for suppliers so they can operate their businesses more efficiently.
•
Operational Excellence. We aim to be a completely digital one-stop-shop for all workflow solutions for suppliers. We provide order management, shipping and collaboration tools, reducing friction for suppliers and improving overall manufacturing order process efficiency. During 2022, we introduced Workcenter which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform which helps our suppliers digitize their operations so they can work smarter and faster. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers.
•
Financial Stability and Security. Our financial services help suppliers enhance their cash flows. Suppliers can receive accelerated payouts and a seamless digital invoicing process in an industry that frequently still relies on analog payments that are prone to delays. These services help suppliers manage their business more efficiently.
•
Advertising, Marketing and Data Solutions. Our suite of digital advertising and marketing services and data solutions provided on Thomasnet helps suppliers grow and efficiently run their business. We offer suppliers a full slate of digital advertising and marketing services, including targeted advertising to buyers, website building, and SEO resources that will help them further grow their business.
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

Why We Win

•
Rich Data and Constantly Improving AI Technology. In an industry that historically used intuition and basic data to drive purchasing and pricing decisions, we offer our customers pricing using our proprietary predictive algorithms. Our platform interactions generate millions of data inputs that are reinvested to continue improving our proprietary technology, machine learning and data analytics models. Leveraging our growing data lake, we have been refining our AI technology to improve sourcing, pricing and lead time quotes for buyers and suppliers. This data in combination with our machine learning algorithms fuels the continuous learning of our models. As our models improve, pricing and supplier matching on our platform becomes more efficient helping to drive expanding marketplace gross margin.
•
Custom-Built, Extensible Platform. Our manufacturing processes and supply offerings are tailored to the complex and industry-specific design and order needs of manufacturing. These custom offerings are powered by our diverse and growing supplier network which contributes differentiated processes and our AI-enabled technology that facilitates intelligent matches between buyers and suppliers. Additionally, our use of services-oriented architecture and cloud infrastructure ensures scalability and helps reduce the time to market for new offerings. We continue to add new manufacturing processes including tube cutting and tube bending, by leveraging data and supplier relationships on the Thomasnet platform.
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
•
Buyer Engagement and Expansion. Our flexible ordering process allows us to land new customers and increases buyer loyalty, fueling an efficient go-to-market model. Over time, our accounts typically increase their spend with us through the addition of buyers and incremental processes. For the quarter ended December 31, 2024, 97% of our marketplace revenue was generated from existing accounts. We define an existing account as an account where at least one buyer has made a purchase on our marketplace. For the quarter ended December 31, 2024, we saw a 12% year-over-year increase in accounts with at least $50,000 annual spend.
•
Globally Distributed Supplier Network. Our network of 4,375 active suppliers brings together a range of manufacturing processes and industry-specific knowledge. With the acquisition of Thomas, we have access to over 500,000 North American suppliers across more than 80,000 industrial categories. This enables us to serve a large, diverse and growing set of buyers. We offer our suppliers products and services to help them manage their businesses more efficiently and connect our entire supplier community for access to shared resources and support.
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
•
Develop new auto-quote categories to expand wallet share. We continue to expand the number of processes on our marketplace, including the recent addition of tube cutting and tube bending, by leveraging our partnership Google Cloud Vertex AI and we expect to accelerate the development of new instant-quoting capabilities over time. We expect to grow our wallet share with accounts through expanding our marketplace auto-quote capabilities through new processes.
•
Drive deeper enterprise engagement. We intend to focus on expanding wallet share and revenue with our enterprise accounts through sales and technology initiatives including Teamspace and enterprise resource planning (“ERP”) integrations. Over the past four years, we have grown marketplace accounts with last twelve month spend of at least $50,000 by approximately 28% CAGR to 1,495 in 2024. Our enterprise initiative is focused on growing revenue within this account base given our low penetration rates with large customers.
•
Continue our international expansion. We believe there is significant opportunity in the global manufacturing ecosystem for a marketplace like Xometry. With operations throughout the majority of the contiguous United States, Canada, Europe and Asia, we have established footholds in major markets around the world. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions. We offer localized platforms supporting 18 languages.
•
Deepen and expand supplier partnerships. Creating the largest, most connected, and efficient supplier network in the world benefits our entire platform. We are focused on attracting new suppliers, recognizing the massive opportunity still in front of us and the intrinsic benefit an active, diverse supplier population brings to the overall platform. In 2024, Active Suppliers increased 28% to 4,375.
•
Become an enterprise solution for our suppliers. As we continue to grow the amount of data processed by our algorithms, we can provide our suppliers with progressively sophisticated data insights and analytics. Combined with our workflow management software (Workcenter) and other supplier services, we will increasingly become the enterprise solution for suppliers to manage their businesses on and off platform.
•
Enhance supplier services. Our supplier services allow us to deepen supplier relationships and increase engagement. Revenue from our supplier services was approximately 11% of our total revenue for the year ended December 31, 2024. We offer suppliers marketing and advertising services through Thomasnet. We will continue to market our financial service products to U.S. suppliers, which enhance the conversion of purchase orders to cash.
•
Pursue strategic acquisitions. With the size and complexity of the manufacturing industry, we believe there is significant opportunity for targeted investments and acquisitions to strengthen our competitive position and processes.

Government Regulation

Our business activities are subject to various federal, state, local and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to privacy, data protection, taxation, sanctions, tariffs, intellectual property, advertising, environmental, labor and employment, consumer protection and unsolicited email and text messages, and cybersecurity, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”

Data Privacy and Security Laws

We are subject to numerous data privacy and security obligations in various jurisdictions, including laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Most U.S. states have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of certain information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations may increase in the future as a result of amendments or changes in interpretation. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

In addition, outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users.

Human Capital

We strive to recruit, develop, and engage diverse, highly talented and driven employees who connect to our mission and model our core values. We believe that our strong, mission-driven culture and our continued investment in our employees’ growth and development are key to our collective success. As of December 31, 2024, we had 1,088 employees.

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

Employee Learning and Development

We are committed to cultivating ongoing learning throughout each employee’s unique career journey at Xometry. We strive to continuously develop capabilities across our global teams and to ensure there are plentiful opportunities where our employees can showcase their expanding accomplishments. We seek to ensure our employees have the tools and resources they need to achieve their career goals covering a range of priority topics, through a variety of learning formats, and in close partnership and alignment with leaders.

We believe career growth occurs by building a broad-based portfolio of capabilities and not just in a linear path, and we eagerly encourage and celebrate mobility throughout the organization.

We are committed to growing and empowering communities in our company, our industry, and the neighborhoods in which we live. We know that a diverse and thriving workforce is critical to attract and retain the talent necessary to grow our business. Our success depends on ideas. We can foster more productive ideas if we amplify all voices and provide the tools and resources to those who need them.

We drive diversity and inclusion forward through programs, investments and initiatives including:

•
Diverse Manufacturers. We provide work to thousands of small machine shops that typically do not have exposure to jobs from large corporations. Our suppliers include numerous minority, veteran, and women-owned companies.
•
Talent. We are increasing and broadening the pools of candidates from which we hire, both externally and internally, and are further refining the requirements, assessment criteria and selection process for each of our roles in order to ensure we get the best candidates.
•
Education. We devote considerable time and resources to the continuing education of our employees. This effort begins on an employee’s first day and remains part of our employee’s experience through regular panel discussions and focus groups to encourage conversations and ideas around inclusion priorities.
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

Environment

We are committed to making it easy to access manufacturing services while reducing carbon emissions and promoting sustainable energy solutions. We purchase carbon credits to offset 100% of the estimated impact of the shipment of parts, and offer buyers the ability to instantly see the price to purchase carbon credits to offset the carbon used to make and ship their parts. We also promote technologies like additive manufacturing that reduce the carbon footprint.

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

We have embraced the Pledge 1% movement, and are committed to donating 1% of our equity over time, to fund and support the operations of the donor advised fund. We initially reserved 402,658 shares of Class A common stock, representing 1% of our fully diluted capitalization as of the date of approval by our board of directors, for issuance over the initial five years for this purpose, in an amount not to exceed 20% of the initial reserve amount per calendar year. Through our donor advised fund, Xometry has pledged more than $900,000 to provide eight scholarships through the 2026 academic year to students enrolled in the Department of Mechanical Engineering at the Howard University College of Engineering and Architecture. Xometry is also providing scholarships for 250 students at community colleges in six manufacturing states: Maryland, Kentucky, Wisconsin, South Carolina, Connecticut and New York.

Competition

The domestic and global on-demand manufacturing industry is localized and highly fragmented and we compete for both buyers and suppliers.

We compete for buyers with service bureaus and brokers who may not be digitally enabled and do not provide online instant quote capabilities and lead times. Our competitors include vertically integrated service bureaus, the service bureau divisions of the additive original equipment manufacturing companies, independent machine shops and 3D printing service bureaus and digital manufacturing service companies. For buyers, we compete on the basis of competitive pricing, user experience, and superior customer service.

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

As of December 31, 2024, we own eleven issued United States patents directed to the use of machine learning for generating fabrication and manufacturing predictions, such as price, manufacturability and suitable materials and three pending patents applications (two in the United States and one in Europe) directed to similar technologies. Our issued patents in the U.S. will expire between 2036 and 2037, excluding any extension of patent terms that may be available.

As of December 31, 2024, we have approximately 45 registered U.S. trademarks and more than 100 registered foreign trademarks internationally for our name and certain words and phrases that we use in our business, and we rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies.

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
•
Changes in U.S. and international trade policies could adversely impact our business, results of operations and financial condition.
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

We have incurred net losses since our inception in 2013. We incurred a net loss available to common stockholders of $50.4 million in 2024 and, as a result of these losses, we had an accumulated deficit of $370.3 million as of December 31, 2024. We expect to continue the development and expansion of our business. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We may not continue to grow on pace with historical rates.

We have grown rapidly over the last several years, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. During the years ended December 31, 2024, 2023, and 2022, our revenue was $545.5 million, $463.4 million and $380.9 million, respectively. We have in the past and may in the future experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of buyers and suppliers who transact on our marketplace, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, failure to realize anticipated revenue growth from our supplier services and the maturation of our business, among others. You should not rely on our revenue or key operational and business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key operational and business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as product development. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, and reporting systems and procedures. If we do not effectively manage our growth, such as by failing to implement necessary procedures, transition to new processes or hire necessary personnel, it may be difficult for us to execute our business strategy and our business could be adversely affected.

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
•
the impact of holidays on purchasing and manufacturing activity;
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
•
actual or perceived breaches of, or failures relating to, security or data privacy and associated remediation costs;
•
litigation, adverse judgments, settlements, or other litigation-related costs;
•
developments or disputes concerning our intellectual property or proprietary rights or our solutions, or third-party intellectual property or proprietary rights;
•
changes in the common law, statutory, legislative, or regulatory environment, such as with respect to privacy and data protection, wage and hour regulations, worker classification (including classification of independent contractors or similar service providers and classification of employees as exempt or non-exempt), internet regulation, payment processing, import and export controls, tariffs and global trade, or tax requirements;
•
fluctuations in currency exchange rates and interest rates;
•
uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, changes in interest rates and changes in monetary policy;
•
political unrest, changes and uncertainty associated with terrorism, hostilities and war, including the ongoing conflict between Russia and Ukraine and related sanctions imposed against Russia by the international community, and conflict in the Middle East;
•
general economic and political conditions and government regulations in the countries where we currently have significant numbers of users or partners, or where we currently operate or may expand in the future; and
•
natural disasters, such as earthquakes, hurricanes, wildfires, and the effects of public health crises.

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

To satisfy both buyers and suppliers, we need to continue to improve their user experience as well as innovate and introduce features and services that users find useful and that cause them to use our platform and transact on our marketplace more frequently. This includes improving our technology to optimize pricing and lead-time tools, improving upon and introducing new supplier products and services, like our Thomasnet.com® platform, Xometry Pay and Workcenter, improving upon and introducing new design guides, expanding the availability of suppliers to additional geographic and industry segments and improving the user-friendliness of our platform and our ability to provide high-quality support. Our buyers and suppliers depend on our support organization to resolve issues relating to our platform. Our ability to provide effective support is largely dependent on our ability to attract and retain employees who are well versed in our platform and the needs of buyers and suppliers transacting on our marketplace. As we continue to grow our international user base, our support organization will face additional challenges, including those associated with continuing to deliver support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation or adversely affect our ability to market the benefits of our platform and marketplace to existing and prospective users.

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

Customers, including large customers with substantial negotiating and purchasing power, may require that we use their internally-prepared purchase order forms or agree to terms and conditions for purchases that include terms that affect the amount or timing of or our ability to recognize revenue, increase our costs, increase our liability or are otherwise inconsistent with our standard documentation. If we are required to agree to these terms in order to do business with such customers, it may increase our cost to comply with such terms or we may not be able to comply with such terms at all, in which case our relationship with the affected customer may be negatively impacted and our liability may be significantly increased.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, Internet of Things attacks, operational technology attacks, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent (particularly for companies engaged in critical manufacturing). Such attacks could lead to significant interruptions in our operations, loss of sensitive information, loss of revenue, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and service providers may be unable to anticipate these techniques or implement adequate preventative measures. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions such as acquisitions or integrations, could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’

systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environments and security programs.

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

If an actual or perceived breach of security of our networks or systems or those of any of our third-party partners’ or service providers’ security occurs, our ability to provide our platform could be disrupted, public perception of the effectiveness of our security measures and brand could be severely harmed, and we could lose buyers, suppliers or third-party partners. Data security breaches and other cybersecurity incidents may also result from non-technical means, for example, intentional, accidental or negligent actions by employees or contractors. Any compromise of our or our third-party partners’ or service providers’ security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, additional reporting requirements or oversight, restrictions on processing sensitive information (including personal data), negative publicity, monetary fund diversions, and legal and financial exposure, including potential contractual liability (such as indemnification obligations), in all cases that may not always be covered by our insurance, in whole or in part. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures, and any significant unavailability of our platforms due to attacks could cause buyers and suppliers to stop using our platforms and transacting on our marketplace. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents, including, potentially, payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, or other services. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., third-party service providers who provide development or other services to us) that result in the unauthorized access of sensitive information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Furthermore, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

While we have implemented security measures designed to protect against security incidents, we cannot provide assurances that such measures will be effective in all cases. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

We employ a shared responsibility model where our customers are responsible for using, configuring and implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, we support Multi-Factor Authentication (“MFA”) for users of the Xometry platform, but it is the customer's responsibility to enable it. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue may in the future may be adversely impacted.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel’s, or vendors' use of generative AI technologies. Any sensitive information that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits including exposure to reputational and competitive harm, customer loss, and legal liability.

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

We rely on a third-party payment processor, Stripe, to process payments made by buyers and payments made to suppliers. We also rely on Stripe for certain financial service offerings, an integrated payment processing tool for suppliers available through our platform. Under our commercial agreements with Stripe, Stripe may terminate the relationship with 120 days’ advance notice. If

Stripe terminates its relationship with us or refuses to renew its agreements with us on commercially reasonable terms, or at all, we would be required to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by Stripe may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, make timely payments to suppliers, or decrease the use of Xometry Pay, any of which could disrupt our business for an extended period of time, make our platform less convenient, trustworthy and attractive to users, and adversely affect our ability to attract and retain qualified buyers and suppliers.

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

The manufacturing market is localized and highly fragmented and we compete for both buyers and suppliers. We compete for buyers with a wide variety of manufacturers. We compete for customers with vertically integrated service bureaus, the service bureau divisions of the additive original equipment manufacturing companies, independent machine shops and 3D printing service bureaus and digital manufacturing service companies. We compete for suppliers with brokers and listing services, as well as companies that sell software and services to suppliers, enabling them to sell from their own website or otherwise run their business independently of our platform. Some of our existing and potential competitors are researching, designing, developing and marketing new manufacturing technologies and capabilities that may compete with or provide alternatives to our platform or our marketplace. We also expect that future competition may arise from the development of technologies that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop our capabilities and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient production. We may, from time to time, establish alliances or relationships with other competitors or potential competitors, and our competitors may also be suppliers transacting on our marketplace. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

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
•
political and economic instability, including that related to the conflict between Russia and Ukraine and the conflict in the Middle East;
•
fluctuations in currency exchange rates;
•
potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•
higher costs of doing business internationally, including increased legal, financial compliance, accounting, travel, infrastructure and other administrative costs.

Contractors outside of the U.S. performing business functions may be subject to agreements that require them to follow our standards, processes and procedures. Notwithstanding their contractual obligations, from time-to-time contractors may not comply with such standards, processes or procedures. Significant or continuing noncompliance with such standards, processes and procedures could harm our reputation and, as a result, could have an adverse effect on our sales and financial condition.

We may be unable to keep current with changes in laws and regulations. Although we strive to comply with all applicable laws and regulations and are in the process of implementing policies and procedures designed to support compliance with such laws and regulations, there can be no assurance that we will always be in full compliance or that all of our employees, contractors, partners and agents will comply at all times. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations and financial condition could be materially and adversely affected.

Geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

In February 2022, Russia invaded Ukraine and the ensuing conflict has continued into 2025. In response, the U.S. government and other countries have imposed punishing sanctions against Russia, including significant restrictions on most companies’ ability to do business in Russia. The invasion of Ukraine and any retaliatory measures taken by the United States and other countries could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and the price of our Class A common stock.

We have contractors in Ukraine, Belarus and Russia. To the extent there are losses of life, disruptions to internet connectivity, or interruptions to banking payment systems, we and our contractors could be adversely impacted.

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

The global economy, including credit and financial markets, has experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, fluctuations in inflation rates and interest rates and uncertainty about economic stability. For example, the conflict between Russia and Ukraine and the conflict in the Middle East have created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the United States and the global economy could exacerbate volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Changes in U.S. and international trade policies could adversely impact our business, results of operations and financial condition.

We derive the majority of our revenue from the sale of parts and assemblies to our customers on our marketplace. Our business is therefore dependent upon the availability and price of raw materials, tools and components for assembly in various countries around the world. To the extent that significant tariffs, sanctions or similar restrictions are placed on certain goods imported into the United States or tariffs and similar measures, including retaliatory measures, are imposed by foreign governments, we could also face significant challenges in maintaining our cost-effectiveness, and we and our network of suppliers may be required to raise prices, thereby making our marketplace less attractive to buyers. As our AI technology leverages its knowledge of buyer needs and preferences to provide competitive pricing and matching, an increase in our prices could result in the loss of customers and a decrease in buyer engagement on the platform. To the extent suppliers increase their costs and we are unable to sufficiently pass such price increases on to our customers, or if the level of demand for the products and services we offer decreases as a result of any price increases, we may not be able to achieve or maintain profitability. Furthermore, the imposition of such tariffs or sanctions could significantly reduce global trade and make it less attractive for our international suppliers to engage with U.S. businesses, further limiting our sourcing options and increasing our dependency on domestic suppliers. As a result of the foregoing factors, our business, financial condition and results of operations could be materially and adversely affected.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and data protection, and any actual or perceived failure by us (or the third parties with whom we work) to comply with such obligations could materially and adversely affect our business.

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

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, the EU’s General Data Protection Regulation (”EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, EU and UK GDPR, “GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. The GDPR created new compliance obligations applicable to our business and users, including obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; significant financial penalties for noncompliance (including possible fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of global annual turnover for the preceding financial year for the most serious violations (whichever is greater), as well as the right to compensation for financial or non-financial damages claimed by any individuals. If our efforts to comply with GDPR are not successful, or are perceived to be unsuccessful, it could adversely affect our business. We also target customers in Asia and have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. To illustrate, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We may also be subject to the Fair Credit Reporting Act, which imposes specific obligations on certain data processing activities.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and mandates that covered companies provide specific disclosures to California residents and honor requests of such residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Additionally, U.S. state comprehensive privacy laws and other legal and regulatory changes are making it easier for certain individuals to opt out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States with the increasingly active approach of the Federal Trade Commission (“FTC”) and other agencies with respect to data privacy issues, including under Section 5 of the FTC Act’s unfair and deceptive acts framework, as well as contemplated data privacy statutes and regulations in many states as well as at the federal level. Current pending or future proposed legislation may result in changes to the current regulatory landscape, including enforcement measures and sanctions.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and machine learning (“ML”) technologies in our platform services (collectively, “AI/ML” technologies). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML, such as the EU’s Artificial Intelligence Act. We expect other jurisdictions will adopt similar laws. Additionally, in the United Kingdom, the government has published a White Paper calling for existing regulators to implement certain specific principles to guide and inform the responsible development and use of AI/ML. Moreover, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have and may in the future be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, whitepapers, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for targeted advertising purposes and other disclosures of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.

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

We may at times fail (or are perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation, claims (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; or public statements against us by consumer advocacy groups or others. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could result in a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of monitoring, defending and enforcing those rights. We routinely apply for patents in the U.S. and internationally to protect innovative ideas embodied in our technology, but we may not always be successful in obtaining patent grants from these applications. Moreover, there is no assurance that any resulting patent rights will adequately protect our intellectual property or provide us with any competitive advantages. We also pursue registration of trademarks and domain names in the United States and in certain jurisdictions outside of the United States and may pursue registrations of copyrights in the future, but doing so may not always be successful or cost-effective. We may be unable to prevent third parties from acquiring trademarks and domain names that are similar to, infringe upon, dilute or diminish the value of our trademarks and other proprietary rights. Additionally, our trademarks may be challenged, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in our trademarks, which we need in order to build name recognition with customers. If third parties succeed in registering or developing common law rights in our trademarks and we are not successful in challenging such third-party rights, or if our trademark rights are otherwise damaged, we may not be able to use our trademarks to commercialize our products and services in certain relevant jurisdictions.

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

Our intellectual property rights may be infringed, misappropriated, violated or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not be able to detect infringement, misappropriation or unauthorized use of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits and adversarial proceedings, such as oppositions, inter partes review, post-grant review, re-examination or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. If we fail to maintain, protect and enhance our intellectual property rights, our business may be harmed, and the market price of our Class A common stock could decline.

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

Whether merited or not, we may face intellectual property infringement allegations and claims from individuals or companies, including such parties who have acquired or developed patents in the fields of injection molding, CNC machining, 3D printing, sheet metal fabrication, or other manufacturing processes for products manufactured by suppliers transacting on our marketplace, or technologies for automatically calculating pricing information for products manufactured according to such techniques. We may also be subject to claims from individuals or companies asserting that we are liable for alleged violations of intellectual property rights associated with parts created for buyers. Any claims that such products, processes or parts infringe, misappropriate or otherwise violate the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and as a result, could have a material and adverse effect on our business.

Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement, misappropriation or other violations and attempting to extract settlements from companies like ours. We may also face allegations that our employees have infringed, misappropriated or otherwise violated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing, misappropriating or otherwise violating patents or other intellectual property or proprietary rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe, misappropriate or otherwise violate third-party intellectual property or other proprietary rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed, misappropriated or otherwise violated technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

We may not be able to successfully execute future acquisitions or efficiently manage any acquired businesses.

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

To maintain and grow our business, we will need to continue to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel in our business sector is intense, particularly in the Washington D.C. metropolitan area where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled foreign personnel that we have hired or are actively recruiting. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to applicable immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we cannot add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects may be harmed.

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

As of December 31, 2024, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $250.8 million available to reduce future income subject to income taxes before limitations. Of the total loss carryforward available, approximately $57.2 million of net operating losses were attributable to the acquisition of Thomas. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a 50% change, by value, in our ownership over a three-year period. Similar rules may apply under state tax laws. Similar rules may apply under state tax laws.

Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain whether various states will conform to federal tax laws. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is limited, which could accelerate or permanently increase state taxes owed.

For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

We carry a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there were no impairments of goodwill, indefinite-lived or definite-lived intangibles in 2024. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets in 2025 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

Demand for manufactured products is sensitive to price. We believe our algorithmic pricing tool has been an important factor in our results to date. Therefore, changes in our pricing strategies could have a significant impact on our business and ability to generate revenue. If we fail to meet our buyers’ price expectations with respect to any given order, demand for our platform could be negatively impacted and our business and results of operations could suffer.

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

Our performance is in part subject to economic conditions and their impact on levels of consumer spending, as consumer spending impacts buyers and suppliers transacting on our marketplace. Some of the factors having an impact on consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases generally decline during recessionary periods and other periods in which disposable income is adversely affected, contributing to small business closures. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and public health pandemics or other health crises. Further, small businesses that do not have substantial resources, like some of the buyers and suppliers transacting on our marketplace, tend to be more adversely affected by poor economic conditions than large businesses. If buyers or suppliers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our business, financial condition, and results of operation may be materially and adversely affected.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars. A portion of our revenue, cost of revenue, sales and marketing, operations and support, product development and general and administrative expenses are in jurisdictions outside the United States and are incurred in foreign currencies. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the foreign currency appreciates against the U.S. dollar or if the value of the foreign currency declines against the U.S. dollar at a time when the rate of inflation in the cost of goods and services in such jurisdictions exceeds the rate of decline in the relative value of the applicable foreign currency, then the U.S. dollar cost of our operations in non-U.S. jurisdictions would increase and our results of operations could be materially and adversely affected. For example, there has been and may continue to be volatility in currency exchange rates as a result of the conflict in Ukraine. We do not currently enter into hedging transactions and our business, financial condition and results of operations could be materially and adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

The market for technology stocks and the stock market in general have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our Class A common stock. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. We do not have control over these analysts. If securities or industry analysts cease coverage of us, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity and convertible debt financings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, we may require increasing amounts of working capital or other sources of liquidity to support our financial service offerings as they become more widely used by suppliers. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock.

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

As of December 31, 2024, we had $239.8 million in cash and cash equivalents and marketable securities. While we believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least twelve months, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that our revenue will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

The dual-class structure of our common stock may allow Randolph Altschuler, our co-founder and Chief Executive Officer, to significantly influence matters requiring stockholder approval which may limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

Our Class B common stock has twenty votes per share, whereas our Class A common stock has one vote per share. Randolph Altschuler, our co-founder and Chief Executive Officer, owns Class B common stock representing approximately 37.9% of the voting power of our outstanding capital stock, based on the number of shares outstanding as of December 31, 2024.

As a result, Mr. Altschuler will have the ability to significantly influence the outcome of most matters requiring stockholder approval for the foreseeable future, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock holdings represent less than a majority of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the $287.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2027 (the " 2027 Notes") that we issued in February 2022, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the 2027 Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the 2027 Notes, which would materially and adversely impact our business, financial condition and operating results.

Conversion of the 2027 Notes may dilute the ownership interest of our stockholders to the extent we elect to satisfy our conversion obligation by delivering shares of our Class A common stock. It may also otherwise depress the price of our Class A common stock.

The conversion of some or all of the 2027 Notes may dilute the ownership interests of our stockholders to the extent we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon such conversion could also adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Notes into shares of our Class A common stock could depress the price of our Class A common stock.

Certain provisions in the indenture governing the 2027 Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the 2027 Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the 2027 Notes will require us, except as described in the indenture, to repurchase the notes for cash upon the occurrence of a "fundamental change" (as defined in the indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its 2027 Notes in connection with a "make-whole fundamental change" (as defined in the indenture). A takeover of us may trigger the requirement that we repurchase the 2027 Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service (“IRS”), with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and

Economic Security Act (“CARES Act”) has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

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

During the evaluation and testing process of our internal controls in future years, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We have experienced a material weakness in our internal control over financial reporting in the past. Although the material weakness was remediated, we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future, and our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC or other regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our Class A common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customers’ confidential information (“Information Systems and Data”).

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, cybersecurity consultants and software providers, managed cybersecurity service providers, penetration testing firms, and forensic investigators.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including (i) our CTO, Vaidyanathan Raghavan, who previously served as the General Manager of Technology at Wayfair and holds a Master of Science in Electrical Engineering degree from the University of Minnesota; and (ii) our Vice President of Information Technology and Security, Mr. Brendan Hamilton, who has previously worked as a Vice President at an international bank with supervisory responsibility for cybersecurity issues and is a Certified Information Systems Security Professional.

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

Item 2. Properties.

We believe that our facilities are well maintained and are generally suitable to meet our needs. All of our offices are leased and we do not own any real property. Our operating leases range in expiration from 2025 to 2029. We have leased offices and/or facilities in the following locations:

U.S. Operating Leases
City, State	Square Footage
North Bethesda, MD	28,068
New York, NY	93,072	(1)(2)
Horsham, PA	24,377	(2)
Gaithersburg, MD	21,529
Lexington, KY	10,109
Culver City, CA	5,838	(2)

International Operating Leases
City, Country	Square Footage
Ottobrunn, Germany	21,129
Istanbul, Turkey	11,840
Chelmsford, England	3,304
Lyon, France	1,172
Shenzhen, China	3,983
Shanghai, China	2,085

(1) 50,478 square feet of this office has been sublet.

(2) All or a portion of these offices are not used by the Company.

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

Holders of Record

As of February 10, 2025, there were 87 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 10, 2025, there was one holder of record of our Class B common stock.

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

Performance Graph

The following performance graph shows a comparison from June 30, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024, of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the Russell 2000 Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

Xometry, Inc.
NASDAQ Composite
Russell 2000 Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
06/30/2021
7/31/2021
08/31/2021
09/30/2021
10/31/2021
11/30/2021
12/31/2021
01/31/2022
02/28/2022
03/31/2022
4/30/2022
05/31/2022
06/30/2022
7/31/2022
08/31/2022
09/30/2022
10/31/2022
11/30/2022
12/31/2022
01/31/2023
02/28/2023
03/31/2023
4/30/2023
05/31/2023
06/30/2023
07/31/2023
08/31/2023
9/30/2023
10/31/2023
11/30/2023
12/31/2023
01/31/2024
02/29/2024
3/31/2024
04/30/2024
05/31/2024
6/30/2024
07/31/2024
8/31/2024
09/30/2024
10/31/2024
11/30/2024
12/31/2024

ASSUMES $100 INVESTED ON JUN. 30, 2021
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2024

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

This section of our Annual Report on Form 10-K includes a discussion regarding our financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023, and year-to-year comparisons between fiscal years ended December 31, 2024 and 2023. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022, and year-to-year comparisons between fiscal years ended December 31, 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Overview

Xometry Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Xometry also operates Thomasnet®, a leading North American industrial sourcing platform. Together, these platforms provide manufacturers the critical resources they need to grow their business and makes it easy for buyers to create locally resilient supply chains. Xometry's marketplace uses proprietary AI to assist buyers to efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI helps our rapidly growing network of manufacturers by selecting optimal jobs to fill their capacity. Our Thomasnet industrial sourcing platform enables buyers to connect with over 500,000 North American manufacturers and industrial services providers. Our suite of cloud-based services empowers manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services. Xometry’s corporate headquarters is located in North Bethesda, Maryland.

Xometry’s AI-enabled marketplace, which is available in 18 local languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want on demand, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

We define “buyers” as individuals who have placed an order to purchase custom-manufactured, on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, entrepreneurs, technicians and business owners from small businesses to Fortune 500 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our marketplace for a buyer or have utilized our supplier services, including our financial services or the purchase of tools and materials.

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified and expanding mix of manufacturing processes.

These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. Xometry's extensible technology platform allows the Company to add new technologies and processes to gain more wallet share with our buyers. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Aerospace, Industrial, Medical Devices, Automotive, Consumer Goods, Defense, Government, Energy, Education and Robotics.

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. The Thomasnet product sourcing and supplier discovery platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services, including search engine optimization (“SEO”), to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity.

Factors Affecting Our Performance

Continued Growth in Active Buyers

We must maintain and grow our Active Buyer base and grow our wallet share with existing buyers. We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform. We intend to continue investing in acquiring new buyers through traditional paid sales and marketing techniques as well as leveraging our organic referral network to drive awareness and build trust. The number of Active Buyers on our platform reached 68,267 as of December 31, 2024, up 23% from 55,325 as of December 31, 2023. Once we acquire a buyer, we seek to expand the breadth and scale of the services sold to that buyer and leverage the relationship to gain additional buyers within an account through a combination of product offerings, customer relationship marketing, sales and account management. We remain focused on increasing wallet share with our existing buyers through a number of deliberate strategies. With each positive experience and the expansion of our manufacturing processes by acquiring new supplier capabilities we will continue building our buyers’ spend and opportunities on our marketplace.

Continued Growth in Our Broad Base of Suppliers

We must maintain and grow our broad selection of suppliers and add to our diverse array of manufacturing processes in order to continue to grow our business and maximize the efficiency of our network. We rely on our network of suppliers to provide the sophisticated manufacturing processes that we offer to our buyers. We believe the value proposition for suppliers, in particular increasing utilization of their manufacturing operations, is compelling. If we fail to attract new suppliers to our platform and retain existing suppliers, the attractiveness of our platform to buyers would decrease and we would not be able to grow our revenue. In order to increase our efficiency, we intend to continue to expand our large and growing network of suppliers. The number of active suppliers, which we define as suppliers that have used our platform at least once during the last twelve months to manufacture a product, has grown 28% from 3,429 for the year ended December 31, 2023 to 4,375 for the year ended December 31, 2024. As we add to our supplier base, our AI-driven pricing becomes more competitive, and therefore more attractive to buyers, leading to higher revenue and improved margins. However, if we do not efficiently price the manufacturing opportunities on our platform, our revenue and margins could be adversely impacted.

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

Expansion of Our International Operations

In 2019, we launched Xometry in Europe, followed by Xometry Asia in 2022 and Xometry United Kingdom and Xometry Turkey in 2023. We believe there is significant opportunity in the global manufacturing ecosystem for our marketplace. With operations throughout the majority of the contiguous United States and customers in Europe and Asia, we have established footholds in major markets around the world. As we have expanded our physical presence, we have also added new language functionality to our platforms to reach a wider customer base. As of December 31, 2024, customers can access our platforms in 18 languages. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions. We may not recognize benefits from these investments, and we may not effectively manage additional risks relating to operating outside the United States, including increased operational and regulatory risks.

Expansion of Our Supplier Services

In 2020, we launched financial services to help our suppliers manage their cash flow. These services help suppliers manage their business more efficiently, even on jobs that they source outside of our platform. In December 2021, we acquired Thomas Publishing Company and its subsidiaries (collectively, “Thomas”), which significantly expanded our supplier services to include digital advertising, marketing services and data solutions for our suppliers. Our suite of marketing and data services provided by Thomas help suppliers grow and more efficiently run their business. We offer suppliers a full slate of marketing services, including website building, SEO and targeted advertising to buyers, which are resources that will help them further grow their business. In November 2021, we acquired Fusiform, Inc. (d/b/a FactoryFour), a cloud-based manufacturing execution system. We provide this order management system to our supplier community which allows shops and shop owners to digitize and automate their operations so they can focus on growing their business. In addition to being able to manage existing orders, Workcenter is designed to integrate seamlessly with the AI-driven Xometry marketplace, giving suppliers a one-stop view into all of their orders.

We define Active Paying Suppliers as individuals or businesses who have purchased one or more of our supplier services, including digital marketing services, data services, financial services or tools and materials on our platforms during the last twelve months. An increase or decrease in the number of Active Paying Suppliers is a key indicator of our ability to engage suppliers on our platform. The number of Active Paying Suppliers on our platform was 6,582 as of December 31, 2024, down 9% from 7,271 as of December 31, 2023. The decline during the year ended December 31, 2024 is primarily due to our exit from the tools and materials business and the wind down of Thomas non-core services.

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

Restructurings

In May 2023 and December 2022, we initiated restructuring actions to help manage our operating expenses by reducing our workforce by approximately 10% in the aggregate. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the years ended December 31, 2023 and 2022, we incurred $0.7 million and $1.5 million, respectively for employee termination costs related to our restructuring. Refer to Note 11, Debt and Commitments and Contingencies—Restructuring to of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 68,267 as of December 31, 2024, up 23% from 55,325 as of December 31, 2023. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended December 31, 2024, 97% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,495 as of December 31, 2024, up 12% from 1,331 as of December 31, 2023.

Accounts with
LTM Spend of at Least $50,000
1,331
1,495
4Q23
4Q24

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

Active Paying Suppliers has changed over time. The number of Active Paying Suppliers on our platform was 6,582 as of December 31, 2024, down 9% from 7,271 as of December 31, 2023. The key drivers of Active Paying Suppliers are continued supplier engagement and the success of our strategy to attract new suppliers. The decline during the year ended December 31, 2024 is primarily due to our exit from the tools and materials business and the wind down of Thomas non-core services.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, benefit for income taxes, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, lease abandonment, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	Year Ended December 31,
	2024	2023
Net loss	$(50,403)	$(67,465)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(5,273)	(5,312)
Depreciation and amortization	13,012	10,738
Amortization of lease intangible	720	950
Benefit for income taxes	(21)	(353)
Stock-based compensation	29,322	22,118
Payroll tax expense related to stock-based compensation(1)	965	—
Lease abandonment	—	8,706
Acquisition and other	686	824
Charitable contribution of common stock	1,686	1,029
Income from unconsolidated joint venture	(452)	(446)
Impairment of assets	82	397
Restructuring charges	—	738
Costs to exit the tools and materials business	—	586
Adjusted EBITDA	$(9,676)	$(27,490)

(1) During 2024, we changed the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. For prior years, this amount was considered de minimis and, accordingly, we have not adjusted the Adjusted EBITDA amounts for such periods.

For the year ended December 31, 2024, Adjusted EBITDA loss was $(9.7) million, compared to Adjusted EBITDA loss of $(27.5) million in 2023. For the year ended December 31, 2024, Adjusted EBITDA decreased to (1.8)% of revenue, as compared to (5.9)% of revenue in 2023, driven primarily by increased operating efficiencies as we continue to scale our business.

Non-GAAP Net Loss

We define Non-GAAP net loss, as net loss adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, loss on sale of property and equipment, charitable contributions of common stock, impairment of assets, lease abandonment and termination, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Year Ended December 31,
	2024	2023
Non-GAAP Net Loss:
Net loss	$(50,403)	$(67,465)
Add (deduct):
Depreciation and amortization	13,012	10,738
Stock-based compensation	29,322	22,118
Payroll tax expense related to stock-based compensation(1)	965	—
Amortization of lease intangible	720	950
Amortization of deferred costs on convertible notes	1,859	1,860
Acquisition and other	686	824
Loss on sale of property and equipment	2	92
Charitable contribution of common stock	1,686	1,029
Lease abandonment and termination	—	8,778
Impairment of assets	82	397
Restructuring charges	—	738
Costs to exit the tools and materials business	—	586
Non-GAAP Net Loss	$(2,069)	$(19,355)

(1) During 2024, we changed the definition of Non-GAAP Net Loss to exclude payroll tax expense related to stock-based compensation. For prior years, this amount was considered de minimis and, accordingly, we have not adjusted the Non-GAAP Net Loss amounts for such periods.

For the year ended December 31, 2024, Non-GAAP net loss was $(2.1) million, as compared to Non-GAAP net loss of $(19.4) million for the same period in 2023. For the year ended December 31, 2024, Non-GAAP net loss was (0.4)% of revenue, as compared to (4.2)% of revenue for the same period in 2023.

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

Operations and Support

Operations and support expenses are the costs we incur in support of the buyers and suppliers on our platform which are provided by phone, email and chat for purposes of resolving buyer and supplier-related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering buyer and suppliers services. We expect operations and support expense to increase in absolute dollars in the future, though in the near-term operations and support expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our operations and support functions as these investments may vary in scope and scale over future periods.

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

Other Expenses

Other expenses consist primarily of realized foreign exchange gains and/or losses, realized and/or unrealized losses on marketable securities, non-income based taxes, losses on the extinguishments of debt and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

The following table sets forth our statement of operations data for the years indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$545,529	$463,406
Cost of revenue	329,905	285,147
Gross profit	215,624	178,259
Operating expenses:
Sales and marketing	108,437	93,688
Operations and support	58,975	52,372
Product development	39,322	34,462
General and administrative	64,957	70,916
Impairment of assets	82	397
Total operating expenses	271,773	251,835
Loss from operations	(56,149)	(73,576)
Other income (expenses):
Interest expense	(4,752)	(4,784)
Interest and dividend income	10,782	11,607
Other expenses	(757)	(1,511)
Income from unconsolidated joint venture	452	446
Total other income	5,725	5,758
Loss before income taxes	(50,424)	(67,818)
Benefit for income taxes	21	353
Net loss	(50,403)	(67,465)
Net (loss) income attributable to noncontrolling interest	(2)	7
Net loss attributable to common stockholders	$(50,401)	$(67,472)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the years indicated:

	Year Ended December 31,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	60.5%	61.5%
Gross profit	39.5%	38.5%
Operating expenses:
Sales and marketing	19.9%	20.2%
Operations and support	10.8%	11.3%
Product development	7.2%	7.4%
General and administrative	11.9%	15.3%
Impairment of assets	—%	0.1%
Total operating expenses	49.8%	54.3%
Loss from operations	(10.3)%	(15.8)%
Other income (expenses):
Interest expense	(0.9)%	(1.0)%
Interest and dividend income	2.0%	2.5%
Other expenses	(0.1)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	1.1%	1.3%
Loss before income taxes	(9.2)%	(14.5)%
Benefit for income taxes	—%	0.1%
Net loss	(9.2)%	(14.4)%
Net (loss) income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(9.2)%	(14.4)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products, SaaS products and tools and materials.

Revenue and cost of revenue is presented in the following tables for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Marketplace
Revenue	$485,946	$394,754
Cost of revenue	323,365	273,264
Gross Profit	$162,581	$121,490
Gross Margin	33.5%	30.8%

Supplier services
Revenue	$59,583	$68,652
Cost of revenue	6,540	11,883
Gross Profit	$53,043	$56,769
Gross Margin	89.0%	82.7%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

Total revenue increased $82.1 million, or 18%, from $463.4 million for the year ended December 31, 2023 to $545.5 million for the year ended December 31, 2024. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $91.2 million, or 23%, from $394.8 million for the year ended December 31, 2023 to $485.9 million for the year ended December 31, 2024. The increase in marketplace revenue was primarily due to increased buyer activity on the platform for the year ended December 31, 2024, as compared to the prior year period.

Supplier services revenue decreased $9.1 million, or 13%, from $68.7 million for the year ended December 31, 2023 to $59.6 million for the year ended December 31, 2024. The decrease in revenue was primarily due to our exit from the tools and materials business in the U.S. during the second quarter of 2023, a decrease in Thomas non-core services and to a lesser extent a decrease in Thomas advertising and marketing service.

Total revenue for the year ended December 31, 2024 and 2023 was $456.7 million and $403.3 million, respectively, for the U.S. reportable segment, and $88.8 million and $60.1 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $44.8 million, or 16%, from $285.1 million for the year ended December 31, 2023 to $329.9 million for the year ended December 31, 2024. This increase was primarily the result of an increase in marketplace cost of revenue offset by a decrease in supplier services costs of revenue. Total cost of revenue from marketplace and supplier services for the year ended December 31, 2024 was $323.4 million and $6.5 million, respectively, as compared to $273.3 million and $11.9 million, respectively, for the year ended December 31, 2023.

Marketplace cost of revenue was driven by increased activity and growth on our marketplace which drove increased costs from our suppliers.

Total cost of revenue for the year ended December 31, 2024 and 2023 was $274.8 million and $247.5 million, respectively for the U.S. reportable segment, and $55.1 million and $37.6 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $37.4 million, or 21%, from $178.3 million for the year ended December 31, 2023 to $215.6 million for the year ended December 31, 2024. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Gross margin for marketplace was 33.5% for the year ended December 31, 2024, as compared to 30.8% for the year ended December 31, 2023. The improvement over the prior year period was due largely to our AI-driven platform and expanding supplier network which optimizes pricing to buyers and suppliers. Gross margin for our supplier services increased to 89.0% for the year ended December 31, 2024 from 82.7% for the year ended December 31, 2023. The increase in gross margin for supplier services is primarily due to a higher mix of advertising and marketing services revenue and the exit from the lower margin tools and materials business.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $14.7 million, or 16%, from $93.7 million for the year ended December 31, 2023 to $108.4 million for the year ended December 31, 2024, primarily due to additional sales and marketing employees and their compensation costs, including stock-based compensation and to a lesser extent advertising expense. As a percent of total revenue, sales and marketing expenses decreased to 19.9% for the year ended December 31, 2024 from 20.2% for the year ended December 31, 2023.

Advertising expense increased 11%, from $31.7 million for the year ended December 31, 2023 to $35.1 million for the year ended December 31, 2024 due to increased supplier services and marketplace advertising.

Operations and Support

Operations and support expense increased $6.6 million, or 13%, from $52.4 million for the year ended December 31, 2023 to $59.0 million for the year ended December 31, 2024, primarily due to hiring of additional operations and support employees and their compensation costs including stock-based compensation. As a percent of total revenue, operations and support expenses decreased to 10.8% for the year ended December 31, 2024 from 11.3% for the year ended December 31, 2023.

Product Development

Product development expense increased $4.9 million, or 14%, from $34.5 million for the year ended December 31, 2023 to $39.3 million for the year ended December 31, 2024, primarily as a result of increases in amortization expense related to developed software assets and additional software costs. As a percent of total revenue, product development expenses decreased to 7.2% for the year ended December 31, 2024 from 7.4% for the year ended December 31, 2023.

General and Administrative

General and administrative expense decreased $6.0 million, or 8%, from $70.9 million for the year ended December 31, 2023 to $65.0 million for the year ended December 31, 2024. The primary driver of the decrease was due to the abandonment of multiple company leases resulting in a one-time $8.7 million charge in operating lease expense in 2023 and a decrease in the facilities cost for the abandoned locations. These decreases were offset by increases in compensation cost for general and administrative employees including stock-based compensation. As a percent of total revenue, general and administrative expenses decreased to 11.9% for the year ended December 31, 2024 from 15.3% for the year ended December 31, 2023.

Impairment of assets

Impairment of assets decreased $0.3 million, or 79%, from $0.4 million for the year ended December 31, 2023 to $0.1 million for the year ended December 31, 2024.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $4.8 million for the year ended December 31, 2024 and 2023. Interest expense is primarily due to the interest on the 2027 Notes issued in February 2022.

Interest and dividend income

Interest and dividend income decreased by $0.8 million, or 7%, from $11.6 million for the year ended December 31, 2023 to $10.8 million for the year ended December 31, 2024. Interest and dividend income is primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses decreased $0.7 million, or 50%, from $1.5 million for the year ended December 31, 2023 to $0.8 million for the year ended December 31, 2024 primarily due to a decrease in various non-income based taxes and the impact of foreign exchange.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at approximately $0.5 million for the year ended December 31, 2024 and 2023.

Additional Segment Considerations

Total segment Adjusted EBITDA from our U.S. reportable segment for the year ended December 31, 2024 and 2023 was $0.2 million and ($15.8) million, respectively. Total segment Adjusted EBITDA from our International reportable segment for the years ended December 31, 2024 and 2023 was $(9.8) million and $(11.7) million, respectively.

Refer to Note 13, Segments as we changed our measure of segment profit or loss in 2024 to segment Adjusted EBITDA and recast prior year data.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of December 31, 2024, our cash and cash equivalents and marketable securities totaled $239.8 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Convertible Notes due 2027

In February 2022, we issued $287.5 million aggregate principal amount of 2027 Notes pursuant to an indenture dated February 4, 2022. The 2027 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes were $278.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2027 Notes are unsecured obligations and bear regular interest at 1% per annum, payable on February 1 and August 1 of each year. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.8213 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $56.11 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes. In addition, following certain corporate events that occur prior to the maturity date of the 2027 Notes or if we deliver a notice of redemption in respect of the 2027 Notes, we will, under certain circumstances, increase the conversion rate of the 2027 Notes for a holder who elects to convert its 2027 Notes in connection with such a corporate event or convert its 2027 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 5, 2025 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest or additional interest, if any.

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

In the event of a fundamental change (as defined in the indenture governing the 2027 Notes), subject to certain conditions and limited exceptions, holders of the 2027 Notes may require us to repurchase all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of 2027 Notes, plus accrued and unpaid interest.

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of December 31, 2024, the 2027 Notes have a carrying value of $283.6 million with an effective annual interest rate of 1.6%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Cash Flows

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(15,384)	$(29,877)
Net cash (used in) provided by investing activities	(20,179)	16,806
Net cash provided by financing activities	4,639	1,067

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $15.4 million, primarily due to a net loss of $(50.4) million adjusted for non-cash charges of $50.5 million and a net decrease in our operating assets and liabilities of $(15.5) million. The non-cash adjustments primarily relate to stock-based compensation of $29.3 million, depreciation and amortization of $13.0 million and a $4.5 million reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts payable and accrued cost of revenue of $8.7 million due to the timing of payments to vendors and suppliers, accounts receivable of $5.7 million resulting from our continued growth and a reduction in lease liabilities of $6.9 million, offset by changes in other assets of $4.2 million primarily due to a decrease in deferred commissions and other accrued expenses of $2.7 million.

For the year ended December 31, 2023, net cash used in operating activities was $29.9 million, primarily due to a net loss of $(67.5) million adjusted for non-cash charges of $51.2 million and a net decrease in our operating assets and liabilities of $(13.6) million. The non-cash adjustments primarily relate to stock-based compensation of $22.1 million, $14.4 million of reduction to our right of use lease assets and depreciation and amortization of $10.7 million. The net decrease in operating assets and liabilities is primarily driven by changes in accounts receivable of $20.6 million primarily due to our continued growth, lease liabilities of $5.5 million and contract liabilities of $1.4 million, offset by changes in accounts payable and accrued cost of revenue of $12.6 million, prepaid expenses of $1.7 million and other accrued expenses of $1.6 million.

Investing Activities

Cash used in investing activities was $20.2 million during the year ended December 31, 2024, primarily due to the purchase of equity securities of $18.8 million and the purchase of property and equipment (which includes internal-use software development costs) of $18.1 million, offset by the proceeds from the sale of marketable securities of $16.5 million.

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

Financing Activities

Cash provided by financing activities was $4.6 million during the year ended December 31, 2024, primarily resulting from $5.1 million of proceeds from the exercise of stock options offset by the payment of contingent considerations related to an acquisition in 2021.

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

If the results of the annual qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, or if interim indicators of impairment are identified, a quantitative impairment test is performed. As permitted in the accounting standards, the Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative assessment.

A quantitative impairment test involves comparing the fair value of a reporting unit with its carrying value. If the fair value is less than the carrying value, an impairment loss is recorded for an amount equal to the excess of the carrying value over the fair value. For goodwill, the impairment loss is limited to the amount of the respective reporting unit’s allocated goodwill. Determination of the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions including consideration of external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors such as actual and planned financial performance. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, growth rates, margins, discount rates, working capital requirements and capital expenditures. It is possible that our conclusions regarding impairment of goodwill could change in future periods if, for example, our businesses do not perform as projected or overall economic conditions in future periods vary from current assumptions.

For our U.S. reporting unit, our annual goodwill impairment test was performed as of October 1, 2024. We elected to bypass the qualitative assessment and performed a quantitative assessment to evaluate goodwill. The results of our quantitative assessment indicated that that the fair value of our U.S. reporting unit exceeded its carrying value.

For our International reporting unit, our annual goodwill impairment test was performed as of October 1, 2024. We performed a qualitative assessment, the results of which indicated that it is more likely than not that the fair value of our International reporting unit exceeded its carrying value. No goodwill asset impairment charges were recorded as a result of our annual impairment test during the year ended December 31, 2024.

Intangible assets

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

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Refer to our “Business Combinations” disclosure below. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that a market participant would use. Should current conditions differ from management’s estimates at the time of the acquisition, including changes in future revenue, growth rates and margins, or changes in market factors outside of our control, such as discount rates, could result in a material write-downs of our intangible assets, which would adversely affect our operating results.

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

When such events or changes in circumstances occur, we compare the carrying amounts of the asset or asset groups with their respective estimated undiscounted future cash flows. If the asset or assets group are determined to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the asset or assets group exceed their fair value.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 16% of our revenues, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the year ended December 31, 2024 would have decreased by 1.3%. During the year ended December 31, 2024, our revenues were not materially impacted as the average exchange rate remained consistent between the year period ended December 31, 2023 and December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Xometry, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xometry, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over Marketplace revenue and cost of revenue

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company generated $485.9 million of Marketplace revenue and recorded $323.4 million of Marketplace cost of revenue for the year ended December 31, 2024. The Company’s recognition of Marketplace revenue and cost of revenue is highly dependent upon the use of information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence related to Marketplace revenue and cost of revenue as a critical audit matter. A high degree of auditor judgement was required in evaluating the sufficiency of audit evidence over Marketplace revenue and cost of revenue due to the highly automated nature of certain processes and multiple IT systems. The complexity of the IT systems required the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Marketplace revenue and cost of revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to Marketplace revenue and cost of revenue processes, including involving IT professionals with specialized skills and knowledge, who assisted in testing certain general IT, manual, and automated internal controls. We performed a software-assisted data analysis to test relationships among certain revenue transactions, and for a sample of transactions, we compared the revenue recognized to underlying documentation. For a sample of transactions, we compared the cost of revenue recognized to underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Xometry, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xometry, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 25, 2025

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$22,232	$53,424
Marketable securities	217,603	215,352
Accounts receivable, less allowance for credit losses of $4.9 million and $2.4 million as of December 31, 2024 and December 31, 2023	73,962	70,102
Inventory	3,915	2,885
Prepaid expenses	4,954	5,571
Other current assets	4,874	8,897
Total current assets	327,540	356,231
Property and equipment, net	44,825	35,637
Operating lease right-of-use assets	8,462	12,251
Investment in unconsolidated joint venture	4,065	4,114
Intangible assets, net	32,139	35,768
Goodwill	262,686	262,915
Other assets	412	471
Total assets	$680,129	$707,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$35,023	$43,878
Other accrued expenses	24,401	22,677
Contract liabilities	7,948	7,357
Income taxes payable	979	2,484
Operating lease liabilities, current portion	6,436	6,799
Total current liabilities	74,787	83,195
Convertible notes	283,628	281,769
Operating lease liabilities, net of current portion	5,072	10,951
Deferred income taxes	229	275
Other liabilities	817	778
Total liabilities	364,533	376,968
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 48,289,274 shares and 45,489,379 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares and 2,676,154 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	685,054	648,317
Accumulated other comprehensive (loss) income	(328)	855
Accumulated deficit	(370,273)	(319,872)
Total stockholders’ equity	314,453	329,300
Noncontrolling interest	1,143	1,119
Total equity	315,596	330,419
Total liabilities and stockholders’ equity	$680,129	$707,387

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue	$545,529	$463,406	$380,921
Cost of revenue	329,905	285,147	234,930
Gross profit	215,624	178,259	145,991
Sales and marketing	108,437	93,688	84,371
Operations and support	58,975	52,372	48,628
Product development	39,322	34,462	31,013
General and administrative	64,957	70,916	58,246
Impairment of assets	82	397	824
Total operating expenses	271,773	251,835	223,082
Loss from operations	(56,149)	(73,576)	(77,091)
Other income (expenses)
Interest expense	(4,752)	(4,784)	(4,418)
Interest and dividend income	10,782	11,607	4,115
Other expenses	(757)	(1,511)	(2,183)
Income from unconsolidated joint venture	452	446	570
Total other income (expenses)	5,725	5,758	(1,916)
Loss before income taxes	(50,424)	(67,818)	(79,007)
Benefit (provision) for income taxes	21	353	(36)
Net loss	(50,403)	(67,465)	(79,043)
Net (loss) income attributable to noncontrolling interest	(2)	7	16
Net loss attributable to common stockholders	$(50,401)	$(67,472)	$(79,059)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(1.03)	$(1.41)	$(1.68)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	49,082,722	47,914,039	47,158,247

Net loss	$(50,403)	$(67,465)	$(79,043)
Comprehensive income:
Foreign currency translation	(1,157)	849	(81)
Total other comprehensive (loss) income	(1,157)	849	(81)
Comprehensive loss	(51,560)	(66,616)	(79,124)
Comprehensive income attributable to noncontrolling interest	24	29	56
Total comprehensive loss attributable to common stockholders	$(51,584)	$(66,645)	$(79,180)

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity

Balance, December 31, 2021	43,998,404	—	2,676,154	—	597,641	149	(173,341)	424,449	1,034	425,483
Exercise of common stock options	684,916	—	—	—	3,715	—	—	3,715	—	3,715
Vesting of restricted stock units	72,968	—	—	—	—	—	—	—	—	—
Other common stock issued	5,577	—	—	—	281	—	—	281	—	281
Donated common stock	60,399	—	—	—	2,272	—	—	2,272	—	2,272
Stock-based compensation	—	—	—	—	19,172	—	—	19,172	—	19,172
Comprehensive income
Foreign currency translation	—	—	—	—	—	(121)	—	(121)	40	(81)
Net (loss) income	—	—	—	—	—	—	(79,059)	(79,059)	16	(79,043)
Total comprehensive (loss) income	—	—	—	—	—	(121)	(79,059)	(79,180)	56	(79,124)
Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	$28	$(252,400)	$370,709	$1,090	$371,799
Exercise of common stock options	274,680	—	—	—	1,909	—	—	1,909	—	1,909
Vesting of restricted stock units	328,474	—	—	—	—	—	—	—	—	—
Shares issued in business combination	3,562	—	—	—	180	—	—	180	—	180
Donated common stock	60,399	—	—	—	1,029	—	—	1,029	—	1,029
Stock-based compensation	—	—	—	—	22,118	—	—	22,118	—	22,118
Comprehensive income										—
Foreign currency translation	—	—	—	—	—	827	—	827	22	849
Net loss	—	—	—	—	—	—	(67,472)	(67,472)	7	(67,465)
Total comprehensive (loss) income	—	—	—	—	—	827	(67,472)	(66,645)	29	(66,616)
Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	$855	$(319,872)	$329,300	$1,119	$330,419
Conversion of stock	1,200,843	—	(1,200,843)	—	—	—	—	—	—	—
Exercise of common stock options	691,550	—	—	—	5,104	—	—	5,104	—	5,104
Vesting of restricted stock units	753,761	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—
Shares issued in business combination	21,083	—	—	—	625	—	—	625	—	625
Donated common stock	80,532	—	—	—	1,686	—	—	1,686	—	1,686
Stock-based compensation	—	—	—	—	29,322	—	—	29,322	—	29,322
Comprehensive income										—
Foreign currency translation	—	—	—	—	—	(1,183)	—	(1,183)	26	(1,157)
Net loss	—	—	—	—	—	—	(50,401)	(50,401)	(2)	(50,403)
Total comprehensive (loss) income	—	—	—	—	—	—	(50,401)	(51,584)	24	(51,560)
Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	$(328)	$(370,273)	$314,453	$1,143	$315,596

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(50,403)	$(67,465)	$(79,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,012	10,738	7,819
Impairment of assets	82	397	824
Reduction in carrying amount of right-of-use asset	4,458	14,355	7,236
Stock-based compensation	29,322	22,118	19,172
Revaluation of contingent consideration	137	571	817
(Income) loss from unconsolidated joint venture	(42)	(46)	130
Donation of common stock	1,686	1,029	2,272
Losses on marketable securities	—	—	1,855
Loss on sale of property and equipment	3	92	47
Inventory write-off	—	223	133
Amortization of deferred costs on convertible notes	1,859	1,860	1,718
Deferred tax benefit	(46)	(154)	(653)
Restructuring charges	—	—	1,549
Changes in other assets and liabilities:
Accounts receivable, net	(5,749)	(20,594)	(17,012)
Inventory	(1,282)	(1,550)	351
Prepaid expenses	599	1,669	(1,616)
Other assets	4,213	(80)	(4,116)
Accounts payable and accrued cost of revenue	(8,706)	12,593	(215)
Other accrued expenses	2,681	1,603	406
Contract liabilities	681	(1,404)	735
Lease liabilities	(6,911)	(5,520)	(5,727)
Other liabilities	527	—	—
Income taxes payable	(1,505)	(312)	743
Net cash used in operating activities	(15,384)	(29,877)	(62,575)
Cash flows from investing activities:
Purchases of marketable securities	(18,751)	(11,582)	(284,096)
Proceeds from sale of marketable securities	16,500	50,000	58,927
Purchases of property and equipment	(18,097)	(18,486)	(13,650)
Distributions in excess of earnings	90	—	—
Proceeds from sale of property and equipment	79	223	189
Cash paid for business combination, net of cash acquired	—	(3,349)	—
Net cash (used in) provided by investing activities	(20,179)	16,806	(238,630)
Cash flows from financing activities:
Proceeds from stock options exercised	5,104	1,909	3,715
Proceeds from issuance of convertible notes	—	—	287,500
Costs incurred in connection with issuance of convertible notes	—	—	(9,309)
Payment of contingent consideration	(465)	(842)	(932)
Payments on finance lease obligations	—	—	(2)
Net cash provided by financing activities	4,639	1,067	280,972
Effect of foreign currency translation on cash and cash equivalents	(268)	(234)	(367)
Net decrease in cash and cash equivalents	(31,192)	(12,238)	(20,600)
Cash and cash equivalents at beginning of the year	53,424	65,662	86,262
Cash and cash equivalents at end of the year	$22,232	$53,424	$65,662
Supplemental cash flow information:
Cash paid for interest	$2,875	$2,875	$1,414
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	1,059	5,353	279
Non-cash consideration in connection with business combination	625	1,593	(518)

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Xometry also operates Thomasnet®, a leading North American industrial sourcing platform. Together, these platforms provide manufacturers the critical resources they need to grow their business and makes it easy for buyers to create locally resilient supply chains. Xometry's marketplace uses proprietary AI to assist buyers to efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI helps our rapidly growing network of manufacturers by selecting optimal jobs to fill their capacity. Our Thomasnet industrial sourcing platform enables buyers to connect with North American manufacturers and industrial services providers. Our suite of cloud-based services empowers manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services. Xometry’s corporate headquarters is located in North Bethesda, Maryland.

Xometry’s AI-enabled marketplace, which is available in multiple local languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want on demand, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

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

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. The Thomasnet product sourcing and supplier discovery platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services, including search engine optimization (“SEO”), to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity. Workcenter digitally enables qualifying and on-boarding suppliers and allows suppliers to manage all their Xometry and non-Xometry work and provides for expedited payment terms in support of their business.

(2)
Summary of Significant Accounting Policies
(a)
Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Xometry and its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements and related disclosures are presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has two reportable segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent, United Kingdom, Turkey, China and Japan, is the Euro, British Pound Sterling, Turkish Lira, Yuan and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss), as a separate component of equity.

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

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

(e)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand with various financial institutions. These accounts are stated at cost, which approximates fair value.

(f)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in other expenses on the Consolidated Statements of Operations and Comprehensive Loss. Our marketable securities represent our investments in a short term money market fund and/or short term bond fund. These marketable securities have maturities of three months or less. As of December 31, 2024 and 2023, the Company's marketable securities of $217.6 million and $215.4 million respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. No losses or gains were recorded during the years ended December 31, 2024 and 2023. During the years ended December 31, 2022, the Company recorded losses of $1.9 million related to these securities which is recorded in other expenses on the Consolidated Statements of Operations and Comprehensive Loss.

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

Allowance for Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2024	2023	2022

Allowance for credit losses
Balance at beginning of year, January 1	$2,444	$1,988	$809
Charge to provision accounts	4,024	2,186	1,324
Write-offs or other	(1,556)	(1,730)	(145)
Balance at year end, December 31, respectively	$4,912	$2,444	$1,988

(h)
Inventory

Inventory consists primarily of work-in-progress, raw materials and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts, if needed.

(i)
Property and Equipment and Long-Lived Assets

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets, which range from two to ten years, or in the case of leasehold improvements, over the shorter of the remaining lease term or the useful life of the asset.

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $17.0 million and $19.7 million for the years ended December 31, 2024 and 2023, respectively. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

No impairment loss on our investment in unconsolidated joint venture was recognized during the years ended December 31, 2024, 2023 and 2022.

(k)
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

The Company determines that a contract exists between the Company and the customer when the customer accepts the quote and places the order, all of which are governed by the Company’s standard terms and conditions or other agreed terms with Xometry’s buyers. Upon completion of an order through Xometry’s platform, the Company identifies the performance obligation(s) within that order to complete the sale of the manufactured part(s) or assembly. Using Xometry’s in-house technology, the Company determines the price for the manufactured part(s) or assembly on a stand-alone basis at order initiation. The Company recognizes revenue from sales to Xometry’s customers upon shipment, at which point control over the part(s) or assembly has transferred.

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

Revenue is shown net of estimated returns, refunds, and allowances. At December 31, 2024 and 2023, the Company has a provision for estimated returns, refunds or allowances of $0.1 million and $0.1 million, respectively.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are derived from payments received at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2022	$8,729
Revenue recognized	(203,118)
Payments received in advance	201,725
Acquired contract liabilities	21
Contract liabilities at December 31, 2023	$7,357
Revenue recognized	(201,163)
Payments received in advance	201,754
Contract liabilities at December 31, 2024	$7,948

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, the Company recognizes costs over a period of one year or less. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $6.3 million, $8.1 million and $6.1 million, respectively of amortization related to deferred sales commissions. As of December 31, 2024 and 2023, the Company had deferred sales contract acquisition costs of $0.4 million and $3.1 million, respectively which is classified in other current assets on the Consolidated Balance Sheets.

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

(n)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the years ended December 31, 2024, 2023 and 2022, the Company’s advertising costs were $35.1 million, $31.7 million and $33.5 million, respectively.

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

When impairment indicators are identified, the Company compares each reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between each reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

Xometry determines the fair value of each reporting unit using a weighted income-based and market-based approach.

Under the income approach, the Company based its fair value on estimated discounted future cash flows of each reporting unit. Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including projected future cash flows, growth rates, margins, discount rates, working capital requirements and capital expenditures, among others (Level 3).

Under the market-based approach, the value of a reporting unit using the market-based approach is estimated by comparing the reporting unit to other publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of a reporting unit is based on pricing multiples of certain financial parameters observed in the comparable companies. We also make estimates and assumptions for market values to determine a reporting unit’s estimated fair value. Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result.

During the year ended December 31, 2024, we elected to bypass the qualitative assessment and performed a quantitative assessment to evaluate the goodwill of the U.S. reporting unit. The results of our quantitative assessment indicated that the fair value of our U.S. reporting unit exceeded its carrying value.

During the year ended December 31, 2024, we performed a qualitative assessment to evaluate the goodwill of the International reporting unit, the results of which indicated that it is more likely than not that the fair value of our International reporting unit exceeded its carrying value.

During the years ended December 31, 2023 and 2022, the Company performed its qualitative assessment and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values.

(x)
Reclassifications

The Company reclassified accrued cost of revenue from accrued expenses to accounts payable and accrued cost of revenue on the Company’s Consolidated Balance Sheets to conform to the current period presentation. This reclassification did not change the results of operations of prior periods.

(y)
Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU did not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard became effective for Xometry in December 2024. Xometry applied the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We have reflected the adoption of this ASU in Note 13 - Segments.

(z)
Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a PBE would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on the Company’s consolidated financial statements and related disclosures.

In November 2024, FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
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

For 2024, 2023, and 2022, no one customer accounted for more than 10% of the Company's revenues. As of December 31, 2024 and 2023, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4)
Inventory

Inventory consists of raw materials, work-in-process, tools inventory and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. Finished goods represents product awaiting shipment. Inventory consists of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023

Raw materials	$794	$1,129
Work-in-progress	1,589	696
Finished goods	1,532	1,060
Total	$3,915	$2,885

(5)
Property and Equipment, net

Property and equipment, net consist of the following as of December 31, 2024 and 2023 (in thousands):

		December 31,	December 31,
	Useful Life	2024	2023

Technology hardware	3 years	$3,884	$3,355
Manufacturing equipment	2 - 10 years	6,572	5,482
Capitalized software development	3 years	60,480	44,004
Leasehold improvements	Shorter of useful life or lease term	1,761	1,365
Furniture and fixtures	7 years	2,549	2,630
Total		75,246	56,836
Less accumulated depreciation		(30,421)	(21,199)
Property and Equipment, net		$44,825	$35,637

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$731	$172	$82
Sales and marketing	103	43	-
Operations and support	139	174	57
Product development	7,919	5,763	3,158
General and administrative	500	878	700
Total depreciation and amortization expense	$9,392	$7,030	$3,997

(6)
Leases

The Company leases its offices under non-cancelable lease agreements which expire between 2025 and 2029. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and the associated potential option payments are excluded from the lease payments. Under such arrangements, the Company recognizes an ROU asset and lease liability on the Consolidated Balance Sheets. Variable rent may include items such as common area maintenance and real estate taxes.

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

Operating lease expense for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Cost of revenue	$72	$72	$82
General and administrative	5,120	15,008	7,706
Total operating lease expense	$5,192	$15,080	$7,788

Our lease costs for the years ended December 31, 2024, 2023 and 2022 are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease costs:
Operating lease costs	$4,536	$5,725	$6,805
Variable lease costs	1,501	1,315	1,083
Short-term lease costs	212	133	160
Amortization of in-place lease intangible assets	365	364	386
Amortization of in place lease asset - below market	720	949	1,332
Lease abandonment cost	-	8,706	-
Sublease income	(2,142)	(2,112)	(1,978)
Total operating lease cost	$5,192	$15,080	$7,788

The following table includes supplemental cash and non-cash information related to Xometry’s leases during 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,512	$6,460	6,472
Financing cash flows from financing leases	—	—	2
Right of use assets obtained in exchange for lease obligations:	673	852	5,730
Reduction to right of use assets resulting from reductions to lease obligations:	—	(69)	(67)

Xometry’s aggregate annual lease obligations at December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$6,938
2026	1,905
2027	1,646
2028	1,098
2029	1,090
Thereafter	—
Total undiscounted lease obligations	12,677
Less imputed interest	(1,169)
Net lease obligations	$11,508

The following are the remaining weighted average lease terms and discount rates for Xometry’s leases as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.81	3.25
Weighted average discount rate	5.77%	5.20%

(7)
Common Stock

The Company's amended and restated its certificate of incorporation to provide for two classes of common stock: Class A common stock and Class B common stock. The Company's authorized capital stock consists of 805 million shares, all with a par value of $0.000001 per share, of which:

•
750,000,000 are designated Class A common stock;
•
5,000,000 are designated Class B common stock; and
•
50,000,000 are designated preferred stock.

Shares of Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects, including but not limited to dividends and distributions, liquidation rights, change of control transactions, subdivisions and combinations, no preemptive or similar rights, and conversion. Class B common stock may be converted to Class A common stock, at any time or from time to time as provided for in the certificate of incorporation. During 2024, 1,200,843 shares of Class B common stock were converted to Class A common stock. No Class B common stock was converted to Class A common stock during 2023 and 2022.

Holders of our Class A common stock are entitled to one vote per share on any matter that is submitted to a vote of our stockholders. Holders of our Class B common stock are entitled to 20 votes per share on any matter submitted to a vote of our stockholders.

The Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company's fully diluted capitalization as of the date of approval by our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over a five year period which began in July 2021, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2024, 2023 and 2022, the Company donated 80,532, 60,399 and 60,399 shares of its Class A common stock, respectively, to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $1.7 million, $1.0 million and $2.3 million which is recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

(8)
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

In July 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. Awards may be granted to Xometry employees, Xometry’s non-employee directors and consultants/contractors and the employees and consultants/contractors of Xometry affiliates. ISOs may be granted only to Xometry employees and the employees of Xometry affiliates.

As of December 31, 2024, there were 6,634,948 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

The weighted average assumptions for the year ended December 31, 2023 are provided in the following table. No stock options were granted during 2024.

Year Ended December 31,
2023
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	81%
Expected term (years)	6.3
Risk-free interest rate	3.8%
Fair value of share	$15.97

A summary of the status of the Company’s stock option activity and the changes during the years then ended are as follows (in millions, except share, per share amounts and contractual term):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	987,622	3.35	7.5	—
Balance at December 31, 2021	3,286,870	6.98	8.4	—
Granted	377,253	37.60	—	—
Exercised	(682,958)	5.53	—	—
Forfeited	(137,413)	8.18	—	—
Expired	(2,333)	7.57	—	—
Balance at December 31, 2022	2,841,419	11.33	7.7	—

Exercisable at December 31, 2022	1,391,047	6.09	7.2	—
Balance at December 31, 2022	2,841,419	11.33	7.7	—
Granted	474,237	15.97	—	—
Exercised	(264,445)	7.04	—	—
Forfeited	(152,418)	18.20	—	—
Expired	(17,585)	28.50	—	—
Balance at December 31, 2023	2,881,208	12.02	7.0	—

Exercisable at December 31, 2023	1,859,740	8.78	6.4	$50.7
Balance at December 31, 2023	2,881,208	12.02	7.0	$69.6
Granted	—	—	—	—
Exercised	(689,928)	7.38	—	—
Forfeited	(201,941)	22.99	—	—
Expired	(82,856)	35.87	—	—
Balance at December 31, 2024	1,906,483	11.51	6.0	$59.4
Exercisable at December 31, 2024	1,640,638	10.12	5.7	$53.4

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $11.55 and $22.94, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $10.1 million, $3.9 million and $25.1 million, respectively.

At December 31, 2024, there was $4.4 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 and 2016 Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of approximately two years as of December 31, 2024.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the year ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2021	186,480	63.94	—
Granted	917,661	42.54	—
Vested	(73,018)	59.02	—
Forfeited and cancelled	(155,221)	50.15	—
Unvested RSUs as of December 31, 2022	875,902	44.37	—
Granted	1,563,404	16.57	—
Vested	(340,595)	42.18	—
Forfeited and cancelled	(328,837)	32.19	—
Unvested RSUs as of December 31, 2023	1,769,874	22.50	$63.6
Granted	2,133,242	18.39	—
Vested	(755,825)	22.65	—
Forfeited and cancelled	(616,933)	21.84	—
Unvested RSUs as of December 31, 2024	2,530,358	19.15	$107.9

At December 31, 2024, there was approximately $37.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of December 31, 2024.

Performance Restricted Stock Units

A summary of the status of the Company's performance restricted stock unit activity and the changes during the year ended December 31, 2024 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2023	—	—	—
Granted	336,118	17.35	—
Vested	—	—	—
Forfeited and cancelled	(63,603)	17.48	—
Unvested PRSUs as of December 31, 2024	272,515	17.32	$11.6

At December 31, 2024, there was approximately $3.5 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately two years as of December 31, 2024.

Total stock-based compensation cost for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Sales and marketing	$8,028	$4,909	$3,875
Operations and support	9,280	7,719	6,886
Product development	6,583	5,345	4,300
General and administrative	5,431	4,145	4,111
Total stock compensation expense	$29,322	$22,118	$19,172

During 2024, the Company modified certain RSU awards to accelerate the vesting dates for 517 grantees. As a result of this acceleration, the Company recognized additional stock-based compensation expense of $0.7 million during 2024.

(9)
Income Taxes

For the year ended December 31, 2024, 2023 and 2022, the Company has income tax benefit (provision) of $0.1 million, $0.4 million and $(0.1) million, respectively. The Company's tax benefit is comprised of a current and deferred state tax (benefit) of $0.1 million and $(0.1) million, respectively for the year ended December 31, 2024 and a current and deferred state tax (benefit) of $(0.2) million and $(0.2) million, respectively for the year ended December 31, 2023. This estimated annual effective tax rate of 0% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal tax statutory rate	21%	21%	21%
State tax rate, net of federal benefit	2	2	—
Foreign rate difference	3	2	2
Permanent difference: stock based compensation	2	(2)	3
Other	(4)	(5)	(2)
Change in state tax rate	(1)	5	—
Valuation allowance	(23)	(22)	(24)
	—%	1%	—%

Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$5,133	$3,783
Leases	2,625	4,070
Sec. 163(j) interest limitation carryforward	3,742	2,778
Allowance for doubtful accounts	993	553
Fixed assets	1,592	998
Charitable contributions	1,763	1,365
Unrealized losses	453	457
Other	1,192	1,354
Net operating loss	80,354	71,077
Total deferred tax assets	97,847	86,435
Less valuation allowance	(85,184)	(73,412)
Total deferred tax assets, net	$12,663	$13,023
Deferred tax liabilities:
Leases	$(1,934)	$(2,826)
Deferred sales commissions	-	5
Acquisition costs and intangibles	(9,839)	(10,036)
Other	(1,119)	(441)
Total deferred tax liabilities	(12,892)	(13,298)
Net deferred tax liability	$(229)	$(275)

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

As of December 31, 2024, and 2023, the Company had a valuation allowance of $85.2 million and $73.4 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s

U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of its foreign subsidiaries. The increase in the valuation allowance during 2024 is primarily related to the pre-tax losses generated in the U.S. and non-U.S. operations.

Net Operating Loss and Credit Carryforwards

As of December 31, 2024, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $250.8 million available to reduce future income subject to income taxes before limitations. As of December 31, 2024, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiaries of $64.4 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $61.5 million will begin to expire, if not utilized, in 2025. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. Under the provisions of U.S. Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation in the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income.

Of the total loss carryforward available, approximately $57.2 million of net operating losses were attributable to the acquisition of Thomas Publishing Company and its subsidiaries (collectively, “Thomas”). During 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas net operating loss carryforward. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

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

(10)
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

	Year Ended December 31,
	2024	2023	2022
Net loss	$(50,403)	$(67,465)	$(79,043)
Net (loss) income attributable to noncontrolling interest	(2)	7	16
Net loss attributable to common stockholders	$(50,401)	$(67,472)	$(79,059)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	49,082,722	47,914,039	47,158,247
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(1.03)	$(1.41)	$(1.68)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	December 31,
	2024	2023
Stock options outstanding	1,906,483	2,881,208
Unvested restricted stock units	2,530,358	1,769,874
Unvested performance restricted stock units	272,515	—
Warrants outstanding	—	87,784
Shares reserved for charitable contribution	161,062	241,594
Convertible notes	5,123,624	5,123,624
Total shares	9,994,042	10,104,084

(11)
Debt and Commitments and Contingencies

2027 Convertible Notes

In February 2022, we issued $287.5 million aggregate principal amount of convertible senior notes due in 2027 (the “2027 Notes”) pursuant to an indenture dated February 4, 2022. The 2027 Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes were $278.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2027 Notes are unsecured obligations and bear regular interest at 1% per annum, payable on February 1 and August 1 of each year. The 2027 Notes will mature on February 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.8213 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $56.11 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes. In addition, following certain corporate events that occur prior to the maturity date of the 2027 Notes or if we deliver a notice of redemption in respect of the 2027 Notes, we will, under certain circumstances, increase the conversion rate of the 2027 Notes for a holder who elects to convert its 2027 Notes in connection with such a corporate event or convert its 2027 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after February 5, 2025 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest.

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

In the event of a fundamental change (as defined in the indenture governing the 2027 Notes), subject to certain conditions and limited exceptions, holders of the 2027 Notes may require us to repurchase all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of 2027 Notes, plus accrued and unpaid interest.

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	December 31,	December 31,
	2024	2023
Principal	$287,500	287,500
Unamortized debt discount	(3,594)	(5,319)
Unamortized debt issuance costs	(278)	(412)
Net carrying value	$283,628	281,769

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Coupon interest	$2,875	$2,875	$2,606
Amortization of debt discount	1,725	1,725	1,582
Amortization of transaction costs	134	135	136
Total interest expense	$4,734	$4,735	$4,324

The Company estimates the fair value of the 2027 Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$283,628	$311,621	$281,769	$268,554

(1) As of December 31, 2024 and 2023, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the year.

Contingencies

The Company may, from time to time, be subject to various claims and legal proceedings covering a range of matters that arise in the ordinary course of its business activities. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings is not expected to have a material adverse effect on the Company’s financial position or operations.

Restructuring

In May 2023 and December 2022, we initiated restructuring actions to help manage our operating expenses by reducing our workforce. For the year ended December 31, 2023 and 2022, we incurred $0.7 million and $1.5 million, respectively, for employee termination costs related to this restructuring. As of December 31, 2023, the Company had less than $100,000 of accrued and unpaid restructuring costs recorded in other accrued expenses in the Consolidated Balance Sheet. No amounts were payable as of December 31, 2024.

The following table shows the total restructuring costs incurred during the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022

Sales and marketing	$224	$506
Operations and support	230	432
Product development	117	458
General and administrative	167	153
Total restructuring charges	$738	$1,549

Exit from the Tools and Materials Business

The Company previously provided suppliers with access to competitively priced tools and material and supplies in the U.S. As a result of exiting the tools and materials business (our "tools and materials business", which we previously referred to as our "supplies business”) during 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plans

We sponsor a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions up to 6% of eligible income. Our total matching contribution to the 401(k) Plan was $2.2 million, $2.1 million and $1.6 million for the years ending December 31, 2024, 2023 and 2022, respectively.

(12)
Acquisitions

Tridi

On January 2, 2023, the Company acquired Tridi Teknoloj A.S. (“Tridi”) located in Istanbul, Türkiye pursuant to a Share Purchase Agreement. The acquisition of Tridi extends the Company's marketplace capabilities in Europe and provides the Company with access to the Turkish market. The Company accounted for the acquisition as a business combination. The goodwill of $4.8 million arising from the acquisition of Tridi related to expected synergies including access to the Turkish market and an established supplier network. The goodwill is included in our International reporting segment and is not deductible for tax purposes. The aggregate non-contingent portion of the purchase price was approximately $3.8 million in cash, of which approximately $0.4 million was withheld and paid during 2024. In addition, the purchase price included a contingent consideration arrangement to the former owner of Tridi up to a maximum amount of $1.25 million (undiscounted) in shares of the Company’s Class A common stock in two installments on the first and second anniversary of the acquisition. The contingent consideration arrangement is tied to the achievement of revenue thresholds. The initial fair value of the contingent consideration of $0.9 million was estimated by applying an income valuation approach. The measurement is based on inputs that are not observable in the market (Level 3 inputs). Key assumptions made include (a) discount rate and (b) probability weighted assumptions about achieving revenue thresholds. As of December 31, 2024 and 2023, the total contingent consideration had a fair value of $0.6 million and $1.1 million, respectively. During the year ended December 31, 2024 and 2023, the Company recorded an approximate $0.1 million and $0.3 million increase to the contingent consideration liability with a corresponding expense recognized in general and administrative expense on our Consolidated Statements of Operations and Comprehensive Loss. In January 2024 and January 2025, the Company issued 21,083 and 16,716 shares, respectively of Class A common stock with a value of $0.6 million to the former owners of Tridi with respect to the first and second installments.

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

(13)
Segments

Xometry is organized in two segments referred to as: (1) the U.S. and (2) International. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments are managed separately based on geography. The Company’s U.S. revenues primarily result from the sales of parts and assemblies and the sale of advertising and marketing services. The Company's International revenues primarily result from the sale of parts and assemblies. Xometry’s two segments are defined based on the reporting and review process used by the chief operating decision maker (“CODM”), the Chief Executive Officer.

The Company evaluates the performance of the operating segments primarily based on revenue and segment Adjusted EBITDA. The CODM uses actual results compared to budgeted or forecasted segment Adjusted EBITDA to determine if the reporting units are making progress toward profitability and when making decisions about the allocation of resources and the assessment of performance. In 2023 and 2022, the Company had determined that revenue and segment profit before income taxes was its measures of segment performance. In 2024, the Company changed its segment profit or loss measure to segment Adjusted EBITDA based on a reassessment of the information currently provided to the CODM. The Company has recast segment Adjusted EBITDA for the prior years.

Segment Adjusted EBITDA excludes interest expense, interest and dividend income, other expenses, benefit (provision) for income taxes, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, lease abandonment, charitable contributions of common stock, income from an unconsolidated joint venture, impairment of assets, restructuring charges, costs to exit the tools and materials business and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

The Company’s CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Segment Revenue
U.S.	$456,727	$403,289	$347,710
International	88,802	60,117	33,211
Total	$545,529	$463,406	$380,921

Segment Cost of Revenue
U.S.	$274,838	$247,519	$211,181
International	55,067	37,628	23,749
Total	$329,905	$285,147	$234,930

Segment Operating Expense(1)
U.S.	$182,453	$171,957	$166,129
International	43,578	34,169	24,743
Total	$226,031	$206,126	$190,872

Other Segment Items(2)
U.S.	$731	$377	$82
International	—	—	—
Total	$731	$377	$82

Segment Adjusted EBITDA
U.S.	$167	$(15,810)	$(29,518)
International	(9,843)	(11,680)	(15,281)
Total Adjusted EBITDA	$(9,676)	$(27,490)	$(44,799)
(Add) deduct:
Interest expense, interest and dividend income and other expenses	5,273	5,312	(2,486)
Depreciation and amortization	(13,012)	(10,738)	(7,819)
Amortization of lease intangible	(720)	(950)	(1,332)
(Benefit) Provision for income taxes	21	353	(36)
Stock-based compensation	(29,322)	(22,118)	(19,172)
Payroll tax expense related to stock-based compensation	(965)	-	-
Lease abandonment	-	(8,706)	-
Acquisition and other	(686)	(824)	676
Charitable contribution of common stock	(1,686)	(1,029)	(2,272)
Income from unconsolidated joint venture	452	446	570
Impairment of assets	(82)	(397)	(824)
Restructuring charges	-	(738)	(1,549)
Costs to exit the tools and materials business	-	(586)	-
Net Loss	$(50,403)	$(67,465)	$(79,043)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease abandonment, charitable contributions of common stock, and costs to exit the tools and materials business.

(2)Addback to Segment Cost of Revenue to calculate Segment Adjusted EBITDA.

The Company's International revenues are primarily generated in Germany. The Company's revenues from Germany for the years ended December 31, 2024 and 2023 were approximately $73.2 million and $52.4 million, respectively.

The following tables reflect long-lived asset information for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Segment Property and equipment, net
U.S.	$37,370	$30,085
International	7,455	5,552
Total	$44,825	$35,637

Operating lease right-of-use assets
U.S.	$7,728	$11,058
International	734	1,193
Total	$8,462	$12,251

The majority of the Company's International property and equipment, net assets are located in Germany.

(14)
Disaggregated Revenue and Cost of Revenue Information

The following tables present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of digital advertising and marketing services, and to a lesser extent financial service products, SaaS products and tools and materials.

Revenue and cost of revenue is presented in the following tables for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
Marketplace	2024	2023	2022
Revenue	$485,946	$394,754	$303,223
Cost of revenue	323,365	273,264	217,779
Gross Profit	$162,581	$121,490	$85,444

Supplier Services
Revenue	$59,583	$68,652	$77,698
Cost of revenue	6,540	11,883	17,151
Gross Profit	$53,043	$56,769	$60,547

(15)
Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	December 31, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$7,471	$29,129
Trade Names	10	800	245	555
Developed Technology	5	739	507	232
Vendor Relationships	15	1,263	420	843
Database	5	2,400	1,470	930
Patents	17	157	61	96
Subtotal intangible assets		41,959	10,174	31,785
In-place Lease Intangible Asset	4	568	433	135
Above Market Lease Intangible Asset	4	896	677	219
Total intangible assets		$43,423	$11,284	$32,139

	December 31, 2023
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$5,030	$31,570
Trade Names	10	800	165	635
Developed Technology	5	739	349	390
Vendor Relationships	15	1,273	336	937
Database	5	2,400	990	1,410
Patents	17	157	51	106
Subtotal intangible assets		41,969	6,921	35,048
In-place Lease Intangible Asset	4	568	287	281
Above Market Lease Intangible Asset	4	896	457	439
Total intangible assets		$43,433	$7,665	$35,768

During 2024, 2023 and 2022, no impairments were recorded on our intangible long-lived assets.

The following tables provide a roll forward of the carrying amount of goodwill (in thousands):

	2024	2023

Balance as of January 1:
Gross goodwill	$265,989	$261,110
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,915	258,036
Goodwill acquired during the year(1)	—	4,836
Impact of foreign exchange	(229)	43
Net goodwill as of December 31, 2024 and December 31, 2023:	$262,686	$262,915

(1) See Note 12 - Acquisitions.

As of December 31, 2024 and 2023, Xometry had $262.7 million and $262.9 million, respectively of goodwill. As of December 31, 2024 and 2023, $258.0 million is part of Xometry’s U.S. reporting unit, and $4.7 million and $4.9 million, respectively, is part of Xometry’s International reporting unit.

As of December 31, 2024, estimated amortization expense for intangible assets and lease intangible assets for the next five years is: $3.6 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, and $2.6 million in 2029 and $17.5 million thereafter.

Amortization expense for the year ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Sales and marketing	$3,082	3,119	3,102
Product development	159	211	325
General and administrative (1)	14	14	9
Total	$3,255	$3,344	$3,436

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

(16)
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

During the years ended December 31, 2024 and 2023, the Company received dividends from IM, LLC of $0.5 million and $0.4 million, respectively, which were recorded as a reduction to our investment in unconsolidated joint venture on our Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023 and 2022, the Company paid IM, LLC $0.2 million each year.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Randolph Altschuler, CEO	Adopted	11/21/2024	X	-	55,350	-	10/10/2025

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including information about our directors, executive officers and audit committee, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Information about our Director Nominees and Current Directors”, “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports”, which will be filed with the SEC, no later than 120 days after December 31, 2024.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Non-Employee Director Compensation”, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders under the caption “Transactions with Related Persons”, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders under the caption “Ratification of the Selection of KPMG as our Independent Registered Public Accounting Firm”, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

10.5+

Employment Agreement by and between Xometry, Inc. and James Miln, (incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on May 9, 2024).

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

10.9+

Xometry, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-256769), filed with the SEC on June 4, 2021).

10.10+

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

10.17+

Form of Stock Option Agreement to Nextline Manufacturing Corp 2014 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-256769), filed with the SEC on June 21, 2021).

10.18+

Amendment to Employment Agreement by and between Xometry, Inc. and Randolph Altschuler (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024.

10.19+

Amendment to Employment Agreement by and between Xometry, Inc. and Peter Goguen (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024).

10.20+

Amended and Restated Employment Agreement by and between Xometry, Inc. and Matthew Leibel (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024).

10.21+

Employment Agreement by and between Xometry, Inc. and Subir Dutt (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024).

10.22+*	Employment Agreement by and between Xometry, Inc. and Sanjeev Singh Sahni.
10.23+*	Employment Agreement by and between Xometry, Inc. and Vaidyanathan Raghavan.
10.24+*	Form of performance restricted stock unit award agreement under the Xometry, Inc. 2021 Equity Incentive Plan
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Xometry, Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Xometry, Inc. Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on February 29, 2024).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Bethesda, State of Maryland, on February 25, 2025.

Xometry, Inc.

Date: February 25, 2025	By:	/s/ Randolph Altschuler
Name: Randolph Altschuler
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randolph Altschuler	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Randolph Altschuler

/s/ James Miln	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
James Miln

/s/ Fabio Rosati	Chairman of the Board and Director	February 25, 2025
Fabio Rosati

/s/ Emily Rollins	Director	February 25, 2025
Emily Rollins

/s/ Deborah Bial	Director	February 25, 2025
Deborah Bial

/s/ Katharine Weymouth	Director	February 25, 2025
Katharine Weymouth /s/ Ranjana Clark	Director	February 25, 2025
Ranjana Clark

/s/ Roy Azevedo	Director	February 25, 2025
Roy Azevedo