Form 10-Q
period 2025-03-31
Xometry, Inc.
filed 2025-05-06
CIK 1657573

32-0415449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 49,201,345 shares of Class A common stock, $0.000001 par value per share, and 1,475,311 shares of Class B common stock, $0.000001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our revenue, expenses and other operating results;

•	the anticipated growth of our business, including our ability to effectively manage or sustain our growth and to achieve or sustain profitability;

•	the effects of public health crises or other macroeconomic factors and geopolitical tension, which may lead to periods of global economic uncertainty;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to attract new buyers and suppliers and successfully engage new and existing buyers and suppliers;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to obtain, maintain, protect and enforce our intellectual property or other proprietary rights and any costs associated therewith;

•	our ability to effectively manage our costs and expenses, which may be impacted by changes in tariff policy and inflationary pressures;

•	our ability to compete effectively with existing competitors and new market entrants; and

•	the growth rates of the markets in which we compete.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$15,507	$22,232
Marketable securities	215,874	217,603
Accounts receivable, less allowance for credit losses of $5.1 million and $4.9 million as of March 31, 2025 and December 31, 2024	85,529	73,962
Inventory	4,032	3,915
Prepaid expenses	6,487	4,954
Other current assets	7,189	4,874
Total current assets	334,618	327,540
Property and equipment, net	47,244	44,825
Operating lease right-of-use assets	7,231	8,462
Investment in unconsolidated joint venture	4,071	4,065
Intangible assets, net	31,244	32,139
Goodwill	263,009	262,686
Other assets	2,693	412
Total assets	$690,110	$680,129
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$50,218	$35,023
Other accrued expenses	23,122	24,401
Contract liabilities	9,908	7,948
Income taxes payable	887	979
Operating lease liabilities, current portion	5,293	6,436
Total current liabilities	89,428	74,787
Convertible notes	284,093	283,628
Operating lease liabilities, net of current portion	4,523	5,072
Deferred income taxes	229	229
Other liabilities	804	817
Total liabilities	379,077	364,533
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 48,992,113 shares and 48,289,274 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	694,047	685,054
Accumulated other comprehensive income (loss)	1,205	(328)
Accumulated deficit	(385,351)	(370,273)
Total stockholders’ equity	309,901	314,453
Noncontrolling interest	1,132	1,143
Total equity	311,033	315,596
Total liabilities and stockholders’ equity	$690,110	$680,129

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Revenue	$150,971	$122,690
Cost of revenue	94,640	74,788
Gross profit	56,331	47,902
Sales and marketing	26,435	27,200
Operations and support	17,090	14,047
Product development	11,171	9,590
General and administrative	17,026	14,922
Total operating expenses	71,722	65,759
Loss from operations	(15,391)	(17,857)
Other income (expenses)
Interest expense	(1,188)	(1,189)
Interest and dividend income	2,277	2,732
Other expenses	(880)	(387)
Income from unconsolidated joint venture	106	97
Total other income	315	1,253
Loss before income taxes	(15,076)	(16,604)
Benefit (provision) for income taxes	—	—
Net loss	(15,076)	(16,604)
Net income attributable to noncontrolling interest	2	12
Net loss attributable to common stockholders	$(15,078)	$(16,616)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.30)	$(0.34)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	50,335,053	48,577,980

Net loss	$(15,076)	$(16,604)
Comprehensive income:
Foreign currency translation	1,520	(457)
Total other comprehensive income (loss)	1,520	(457)
Comprehensive loss	(13,556)	(17,061)
Comprehensive (loss) income attributable to noncontrolling interest	(11)	29
Total comprehensive loss attributable to common stockholders	$(13,545)	$(17,090)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2025 and 2024

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	$(328)	$(370,273)	314,453	$1,143	$315,596
Exercise of common stock options	54,679	—	—	—	510	—	—	510	—	510
Vesting of restricted stock units	611,311	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	625	—	625
Donated common stock	20,133	—	—	—	516	—	—	516	—	516
Stock based compensation	—	—	—	—	7,342	—	—	7,342	—	7,342
Comprehensive (loss) income
Foreign currency translation	—	—	—	—	—	1,533	—	1,533	(13)	1,520
Net (loss) income	—	—	—	—	—	—	(15,078)	(15,078)	2	(15,076)
Total comprehensive loss	—	—	—	—	—	—	(15,078)	(13,545)	(11)	(13,556)
Balance, March 31, 2025	48,992,113	$—	1,475,311	$—	$694,047	$1,205	$(385,351)	$309,901	$1,132	$311,033

Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	$855	$(319,872)	329,300	$1,119	$330,419
Exercise of common stock options	120,481	—	—	—	1,233	—	—	1,233	—	1,233
Vesting of restricted stock units	359,911	—	—	—	—	—	—	—	—	—
Shares issued in business combination	21,083	—	—	—	625	—	—	625	—	625
Donated common stock	20,133	—	—	—	343	—	—	343	—	343
Stock based compensation	—	—	—	—	6,036	—	—	6,036	—	6,036
Comprehensive (loss) income
Foreign currency translation	—	—	—	—	—	(474)	—	(474)	17	(457)
Net (loss) income	—	—	—	—	—	—	(16,616)	(16,616)	12	(16,604)
Total comprehensive (loss) income	—	—	—	—	—	—	(16,616)	(17,090)	29	(17,061)
Balance, March 31, 2024	46,010,987	$—	2,676,154	$—	$656,554	$381	$(336,488)	$320,447	$1,148	$321,595

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,076)	$(16,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,246	3,153
Reduction in carrying amount of right-of-use asset	1,100	1,096
Lease termination	(30)	—
Stock-based compensation	7,342	6,036
Revaluation of contingent consideration	—	137
Income from unconsolidated joint venture	(90)	(97)
Donation of common stock	516	343
Amortization of deferred costs on convertible notes	465	464
Changes in other assets and liabilities:
Accounts receivable, net	(13,358)	532
Inventory	(41)	(40)
Prepaid expenses	(1,519)	(433)
Other assets	(1,995)	(442)
Accounts payable and accrued cost of revenue	15,048	(10,649)
Other accrued expenses	(540)	4,440
Contract liabilities	1,877	2,277
Lease liabilities	(1,531)	(1,671)
Other liabilities	(13)	—
Income taxes payable	(92)	(276)
Net cash used in operating activities	(3,691)	(11,734)
Cash flows from investing activities:
Purchases of marketable securities	(2,271)	(2,726)
Proceeds from sale of marketable securities	4,000	10,000
Purchases of property and equipment	(5,499)	(4,347)
Distributions in excess of earnings	84	—
Net cash (used in) provided by investing activities	(3,686)	2,927
Cash flows from financing activities:
Proceeds from stock options exercised	510	1,233
Net cash provided by financing activities	510	1,233
Effect of foreign currency translation on cash and cash equivalents	142	(149)
Net decrease in cash and cash equivalents	(6,725)	(7,723)
Cash and cash equivalents at beginning of the period	22,232	53,424
Cash and cash equivalents at end of the period	$15,507	$45,701
Supplemental cash flow information:
Cash paid for interest	$1,438	$1,438
Non-cash investing and financing activities:
Non-cash consideration in connection with business combination	625	—

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Xometry also operates Thomasnet®, a leading North American industrial sourcing platform. Together, these platforms provide manufacturers the critical resources they need to grow their business and makes it easy for buyers to create resilient supply chains. Xometry's marketplace uses proprietary AI to help buyers efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI enables our rapidly growing network of manufacturers to select the optimal jobs to fill their capacity. Our suite of cloud-based services and our Thomasnet industrial sourcing platform helps manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services. Xometry’s corporate headquarters is located in North Bethesda, Maryland.

Xometry’s AI-enabled marketplace, which is available in multiple local languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want on demand, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies, as well as reduce the cost and lead times for ongoing production work. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers, as well as larger production orders of single parts.

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

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. The Thomasnet product sourcing and supplier discovery platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity. Workcenter digitally enables qualifying and on-boarding suppliers and allows suppliers to manage all their Xometry and non-Xometry work and provides for expedited payment terms in support of their business.

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025.

The Condensed Consolidated Balance Sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period. The Company has two reportable segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company's consolidated subsidiaries operating in Germany and to a lesser extent, United Kingdom, Turkey, China and Japan, is the Euro, British Pound Sterling, Turkish Lira, Yuan and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive (loss) income, as a separate component of equity.

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

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of March 31, 2025 and December 31, 2024, the Company's marketable securities of $215.9 million and $217.6 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2025	2024

Allowance for credit losses
Balance at beginning of year, January 1	$4,912	$2,444
Charge to provision accounts	1,113	4,024
Write-offs or other	(937)	(1,556)
Balance at period end, March 31 and December 31, respectively	$5,088	$4,912

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $5.2 million for the three months ended March 31, 2025 and $17.0 million for the year ended December 31, 2024. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of March 31, 2025 and December 31, 2024, the Company's goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

(j)
Revenue

The Company derives the majority of its U.S. and International marketplace revenue from the sale of parts and assemblies fulfilled using a vast network of suppliers. The Company recognizes revenue from the sales to our customers pursuant to Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Revenue is shown net of estimated returns, refunds, and allowances. At March 31, 2025 and December 31, 2024, the Company has a provision for estimated returns, refunds or allowances of approximately $0.2 million and $0.1 million, respectively.

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

The following table presents contract liabilities as of December 31, 2024 and March 31, 2025 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2024	$7,948
Revenue recognized	(49,911)
Payments received in advance	51,871
Contract liabilities at March 31, 2025	$9,908

During the three months ended March 31, 2025, the Company recognized approximately $6.7 million of revenue related to its contract liabilities as of December 31, 2024.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, sales commissions are generally expensed as incurred. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.7 million and $2.6 million, respectively, of amortization related to deferred sales commissions. As of March 31, 2025 and December 31, 2024, the Company had deferred sales contract acquisition costs of $0.4 million for both periods, which is classified in other current assets on the Condensed Consolidated Balance Sheets.

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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three months ended March 31, 2025 and 2024 the Company's advertising costs were $6.8 million and $8.3 million, respectively.

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

(s)
Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU did not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard became effective for Xometry in December 2024. Xometry applied the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We have reflected the adoption of this ASU in Note 5, Segments.

(t)
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

In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a PBE would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on our consolidated financial statements and related disclosures.

In November 2024, FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2024-04 on our consolidated financial statements and related disclosures.

There are currently no other accounting standards that have been issued, but not yet adopted, that are expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31,	December 31,
	Useful Life	2025	2024

Technology hardware	3 years	$3,978	$3,884
Manufacturing equipment	2 - 10 years	6,640	6,572
Capitalized software development	3 years	66,056	60,480
Leasehold improvements	Shorter of useful life or lease term	1,739	1,761
Furniture and fixtures	7 years	2,675	2,549
Total		81,088	75,246
Less accumulated depreciation		(33,844)	(30,421)
Property and Equipment, net		$47,244	$44,825

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$182	$185
Sales and marketing	24	26
Operations and support	39	36
Product development	2,962	1,871
General and administrative	143	128
Total depreciation and amortization expense	$3,350	$2,246

(4) Disaggregated Revenue and Cost of Revenue Information

The following tables present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of digital advertising and marketing services, and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
Marketplace	2025	2024
Revenue	$136,353	$107,186
Cost of revenue	93,046	72,907
Gross Profit	$43,307	$34,279

Supplier Services
Revenue	$14,618	$15,504
Cost of revenue	1,594	1,881
Gross Profit	$13,024	$13,623

(5) Segments

Xometry is organized in two segments referred to as: (1) U.S. and (2) International. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments are managed separately based on geography. The Company’s U.S. revenues primarily result from the sales of parts and assemblies and the sale of advertising and marketing services. The Company's International revenues primarily result from the sale of parts and assemblies. Xometry’s two segments are defined based on the reporting and review process used by the CODM, the Chief Executive Officer.

The Company evaluates the performance of the operating segments primarily based on revenue and segment Adjusted EBITDA. The CODM uses actual results compared to budgeted or forecasted segment Adjusted EBITDA to determine if the reporting units are making progress toward profitability and when making decisions about the allocation of resources and the assessment of performance. In 2024, the Company had determined that revenue and segment profit before income taxes was its measures of segment performance. In December 2024, the Company changed its segment profit or loss measure to segment Adjusted EBITDA based on a reassessment of the information currently used by the CODM to allocate resources and assess performance of the segments. The Company has recast segment Adjusted EBITDA for the prior periods.

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

The CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment Revenue
U.S.	$127,820	$103,363
International	23,151	19,327
Total	$150,971	$122,690

Segment Cost of Revenue
U.S.	$79,940	$62,930
International	14,700	11,858
Total	$94,640	$74,788

Segment Adjusted Operating Expense(1)
U.S.	$45,052	$46,099
International	11,383	9,447
Total	$56,435	$55,546

Other Segment Items(2)
U.S.	$(182)	$(185)
International	-	—
Total	$(182)	$(185)

Segment Adjusted EBITDA
U.S.	$3,010	$(5,481)
International	(2,932)	(1,978)
Total Adjusted EBITDA	$78	$(7,459)
(Add) deduct:
Interest expense, interest and dividend income and other expenses	179	1,156
Depreciation and amortization	(4,246)	(3,153)
Amortization of lease intangible	(180)	(180)
(Benefit) Provision for income taxes	—	—
Stock-based compensation	(7,342)	(6,036)
Payroll tax expense related to stock-based compensation	(1,473)	—
Lease termination	30	—
Acquisition and other	(251)	(686)
Charitable contribution of common stock	(516)	(343)
Income from unconsolidated joint venture	106	97
Restructuring charges	(1,461)	—
Net Loss	$(15,076)	$(16,604)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease termination and charitable contributions of common stock.

(2) Addback to segment Cost of Revenue to calculate Segment Adjusted EBITDA

The following tables reflect long-lived asset information as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Segment Property and equipment, net
U.S.	$38,969	$37,370
International	8,275	7,455
Total	$47,244	$44,825

Operating lease right-of-use assets
U.S.	$6,603	$7,728
International	628	734
Total	$7,231	$8,462

(6) Stock Based Compensation

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

In connection with the Company’s initial public offering on July 2, 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. Awards may be granted to Xometry employees, Xometry’s non-employee directors and consultants/contractors and the employees and consultants/contractors of Xometry affiliates. ISOs may be granted only to Xometry employees and the employees of Xometry affiliates.

As of March 31, 2025, there were 7,771,209 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the three months ended March 31, 2025, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2024	1,640,638	10.12	5.7	$53.4
Balance at December 31, 2024	1,906,483	11.51	6.0	$59.4
Granted	—	—	—	—
Exercised	(53,517)	9.36	—	—
Forfeited	(35,679)	19.17	—	—
Expired	(5,671)	10.63	—	—
Balance at March 31, 2025	1,811,616	11.42	5.5	$26.4
Exercisable at March 31,2025	1,640,016	10.44	5.2	$25.3

No options were granted during the three months ended March 31, 2025. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024, was $1.3 million and $2.0 million, respectively.

At March 31, 2025, there was approximately $2.0 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately one year as of March 31, 2025.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the three months ended March 31, 2025 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2024	2,530,358	19.15	$107.9
Granted	1,201,897	26.25	—
Vested	(517,731)	19.89	—
Forfeited and cancelled	(118,602)	19.32	—
Unvested RSUs as of March 31, 2025	3,095,922	21.78	$77.2

At March 31, 2025, there was approximately $61.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of March 31, 2025.

Performance Restricted Stock Units

A summary of the status of the Company's performance restricted stock unit activity and the changes during the three months ended March 31, 2025 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2024	272,515	17.32	$11.6
Granted	327,344	22.90	—
Vested	(79,312)	17.48	—
Forfeited and cancelled	(22,992)	17.48	—
Unvested PRSUs as of March 31, 2025	497,555	20.96	$12.4

At March 31, 2025, there was approximately $10.0 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of March 31, 2025.

Total stock-based compensation cost for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Sales and marketing	$2,029	$1,520
Operations and support	2,489	2,092
Product development	1,669	1,416
General and administrative	1,155	1,008
Total stock compensation expense	$7,342	$6,036

(7) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had less than $0.1 million of benefit (provision) for income taxes for each of the three months ended March 31, 2025 and 2024. This estimated annual effective tax rate of 0.1% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

(8) Net Loss Per Share Attributable to Common Stockholders

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

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,076)	$(16,604)
Net income attributable to noncontrolling interest	2	12
Net loss attributable to common stockholders	$(15,078)	$(16,616)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	50,335,053	48,577,980
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.30)	$(0.34)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	March 31,
	2025	2024
Stock options outstanding	1,811,616	2,714,370
Unvested restricted stock units	3,095,922	2,854,013
Unvested performance restricted stock units	497,555	299,754
Warrants outstanding	—	87,784
Shares reserved for charitable contribution	140,929	221,461
Convertible notes	5,123,624	5,123,624
Total shares	10,669,646	11,301,006

(9) Debt Commitments and Contingencies

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

The Company estimates the fair value of the 2027 Notes with inputs that are unobservable. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the dates indicated (in thousands):

	March 31,	December 31,
	2025	2024
Principal	$287,500	287,500
Unamortized debt discount	(3,162)	(3,594)
Unamortized debt issuance costs	(245)	(278)
Net carrying value	$284,093	283,628

The annual effective interest rate for the 2027 Notes was approximately 1.6%. Interest expense related to the 2027 Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Coupon interest	$718	$719
Amortization of debt discount	432	431
Amortization of transaction costs	33	33
Total interest expense	$1,183	$1,183

The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$284,093	$278,358	$283,628	$311,621

(1) As of March 31, 2025 and December 31, 2024, the fair value of the 2027 Notes was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the period.

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

Restructuring

In the first quarter of 2025, the Company initiated a restructuring action to help improve efficiency and align resources by reducing our workforce. During the three months ended March 31, 2025, the Company incurred $1.5 million for employee termination costs related to the first quarter restructuring.

The following table shows the total amount incurred and the liability, which was recorded in accrued expenses in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2024 and March 31, 2025 (in thousands):

Employee Termination Benefits

Accrued restructuring costs as of December 31, 2024	$—
Restructuring costs incurred during the three months ended March 31, 2025	1,461
Amount paid during the period ended March 31, 2025	(373)
Accrued restructuring costs as of March 31, 2025	$1,088

The following table shows the total restructuring costs incurred during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

Sales and marketing	$85	$—
Operations and support	689	—
Product development	534	—
General and administrative	153	—
Total restructuring charges	$1,461	$—

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

(10) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	March 31, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$8,081	$28,519
Trade Names	10	800	265	535
Developed Technology	5	739	537	202
Vendor Relationships	15	1,259	441	818
Database	5	2,400	1,590	810
Patents	17	157	63	94
Subtotal intangible assets		41,955	10,977	30,978
In-place Lease Intangible Asset	4	568	467	101
Above Market Lease Intangible Asset	4	896	731	165
Total intangible assets		$43,419	$12,175	$31,244

	December 31, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible Assets
Amortizing intangible assets:
Customer Relationships	15	$36,600	$7,471	$29,129
Trade Names	10	800	245	555
Developed Technology	5	739	507	232
Vendor Relationships	15	1,263	420	843
Database	5	2,400	1,470	930
Patents	17	157	61	96
Subtotal intangible assets		41,959	10,174	31,785
In-place Lease Intangible Asset	4	568	433	135
Above Market Lease Intangible Asset	4	896	677	219
Total intangible assets		$43,423	$11,284	$32,139

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2025	2024

Balance as of January 1:
Gross goodwill	$265,760	$265,989
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,686	262,915
Goodwill acquired during the year	—	—
Impact of foreign exchange	323	(229)
Net goodwill as of March 31, 2025 and December 31, 2024:	$263,009	$262,686

As of March 31, 2025 and December 31, 2024, Xometry had $263.0 million and $262.7 million, respectively of goodwill. As of March 31, 2025, $258.0 million was part of Xometry’s U.S. operating segment and $5.0 million was part of Xometry’s International operating segment. As of December 31, 2024, $258.0 million was part of Xometry's U.S. operating segment and $4.7 million was part of Xometry's International operating segment.

As of March 31, 2025, estimated amortization expense for intangible assets for the remainder of 2025 and the next five years is: $2.7 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029, $2.6 million in 2030 and $14.9 million thereafter.

Amortization expense for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$770	771
Product development	30	42
General and administrative (1)	4	3
Total	$804	$816

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

Overview

Xometry Inc. (“Xometry”, “Company”, “our” or “we”) was incorporated in the State of Delaware in May 2013. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Xometry also operates Thomasnet®, a leading North American industrial sourcing platform. Together, these platforms provide manufacturers the critical resources they need to grow their business and makes it easy for buyers to create resilient supply chains. Xometry's marketplace uses proprietary AI to help buyers efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI enables our rapidly growing network of manufacturers to select the optimal jobs to fill their capacity. Our suite of cloud-based services and our Thomasnet industrial sourcing platform helps manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services. Xometry’s corporate headquarters is located in North Bethesda, Maryland.

Xometry’s AI-enabled marketplace, which is available in 18 local languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want on demand, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies, as well as reduce the cost and lead times for ongoing production work. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers, as well as larger production orders of single parts.

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

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs. The Thomasnet product sourcing and supplier discovery platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, fluctuations in inflation and interest rates, volatile market conditions, impacts from tariffs, the Russia-Ukraine war, conflict in the Middle East and other geopolitical tensions, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Restructuring

In March 2025, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the period ended March 31, 2025, we incurred $1.5 million for employee termination costs related to our restructuring. Refer to Note 9, Debt Commitments and Contingencies—Restructuring to of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 71,454 as of March 31, 2025, up 22% from 58,504 as of March 31, 2024. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended March 31, 2025, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,545 as of March 31, 2025, up 12% from 1,381 as of March 31, 2024.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income, other expenses, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, lease termination, charitable contributions of common stock, income from an unconsolidated joint venture, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,076)	$(16,604)
Add (deduct)
Interest expense, interest and dividend income and other expenses	(179)	(1,156)
Depreciation and amortization	4,246	3,153
Amortization of lease intangible	180	180
Stock-based compensation	7,342	6,036
Payroll tax expense related to stock-based compensation(1)	1,473	—
Lease termination	(30)	—
Acquisition and other	251	686
Charitable contribution of common stock	516	343
Income from unconsolidated joint venture	(106)	(97)
Restructuring charges	1,461	—
Adjusted EBITDA	$78	$(7,459)

(1) In the second quarter of 2024, we changed the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. For prior periods, this amount was considered de minimis and, accordingly, we have not adjusted the Adjusted EBITDA amounts for such periods.

For the three months ended March 31, 2025, Adjusted EBITDA was $0.1 million, as compared to Adjusted EBITDA loss of $(7.5) million for the same quarter in 2024. For the quarter ended March 31, 2025, Adjusted EBITDA Margin was 0.1% of revenue, as compared to (6.1)% of revenue for the same quarter in 2024, driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

Non-GAAP Net Income (Loss)

We define Non-GAAP net income (loss), as net loss adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, charitable contributions of common stock, lease termination, restructuring charges and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Three Months Ended March 31,
	2025	2024
Non-GAAP Net Income (Loss):
Net loss	$(15,076)	$(16,604)
Add (deduct):
Depreciation and amortization	4,246	3,153
Stock-based compensation	7,342	6,036
Payroll tax expense related to stock-based compensation(1)	1,473	—
Amortization of lease intangible	180	180
Amortization of deferred costs on convertible notes	465	464
Acquisition and other	251	686
Charitable contribution of common stock	516	343
Lease termination	(30)	—
Restructuring charges	1,461	—
Non-GAAP Net Income (Loss)	$828	$(5,742)

(1) In the second quarter of 2024, we changed the definition of Non-GAAP Net Income (Loss) to exclude payroll tax expense related to stock-based compensation. For prior periods, this amount was considered de minimis and, accordingly, we have not adjusted the Non-GAAP Net Income (Loss) amounts for such periods.

For the three months ended March 31, 2025, Non-GAAP net income was $0.8 million, as compared to Non-GAAP net loss of $(5.7) million for the same quarter in 2024. For the quarter ended March 31, 2025, Non-GAAP net income (loss) was 0.6% of revenue, as compared to (4.7)% of revenue for the same quarter in 2024.

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

Supplier services revenue includes the sale of marketing and advertising services, and to a lesser extent financial service products and SaaS-based solutions.

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

Operations and Support

Operations and support expenses are the costs we incur in support of the buyers and suppliers on our platform which are provided by phone, email and chat for purposes of resolving buyer and suppliers related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, restructuring charges, certain depreciation and amortization expense and software costs used in delivering buyer and suppliers services. We expect operations and support expense to increase in absolute dollars in the future, though in the near-term operations and support expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our operations and support functions as these investments may vary in scope and scale over future periods.

Product Development

Product development costs that are not eligible for capitalization are expensed as incurred. This account also includes compensation expenses, including stock-based compensation expenses to our employees performing these functions, restructuring charges and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future, though in the near-term product development expenses may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our product development functions as these investments may vary in scope and scale over future periods.

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees, restructuring charges and certain depreciation and amortization expense. We expect general and administrative expenses to fluctuate as a result of operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$150,971	$122,690
Cost of revenue	94,640	74,788
Gross profit	56,331	47,902
Operating expenses:
Sales and marketing	26,435	27,200
Operations and support	17,090	14,047
Product development	11,171	9,590
General and administrative	17,026	14,922
Total operating expenses	71,722	65,759
Loss from operations	(15,391)	(17,857)
Other income (expenses):
Interest expense	(1,188)	(1,189)
Interest and dividend income	2,277	2,732
Other expenses	(880)	(387)
Income from unconsolidated joint venture	106	97
Total other income	315	1,253
Loss before income taxes	(15,076)	(16,604)
Benefit for income taxes	—	—
Net loss	(15,076)	(16,604)
Net income attributable to noncontrolling interest	2	12
Net loss attributable to common stockholders	$(15,078)	$(16,616)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024

Revenue	100.0%	100.0%
Cost of revenue	62.7%	61.0%
Gross profit	37.3%	39.0%
Operating expenses:
Sales and marketing	17.5%	22.2%
Operations and support	11.3%	11.4%
Product development	7.4%	7.8%
General and administrative	11.3%	12.2%
Total operating expenses	47.5%	53.6%
Loss from operations	(10.2)%	(14.6)%
Other income (expenses):
Interest expense	(0.8)%	(1.0)%
Interest and dividend income	1.5%	2.2%
Other expenses	(0.6)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	0.2%	1.0%
Loss before income taxes	(10.0)%	(13.6)%
Benefit for income taxes	—%	—%
Net loss	(10.0)%	(13.6)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(10.0)%	(13.6)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,

	2025	2024
Marketplace
Revenue	$136,353	$107,186
Cost of revenue	93,046	72,907
Gross Profit	$43,307	$34,279
Gross Margin	31.8%	32.0%

Supplier services
Revenue	$14,618	$15,504
Cost of revenue	1,594	1,881
Gross Profit	$13,024	$13,623
Gross Margin	89.1%	87.9%

Revenue

Total revenue increased $28.3 million, or 23%, from $122.7 million for the three months ended March 31, 2024 to $151.0 million for the three months ended March 31, 2025. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $29.2 million, or 27%, from $107.2 million for the three months ended March 31, 2024 to $136.4 million for the three months ended March 31, 2025. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers for the three months ended March 31, 2025 as compared to the prior year period.

Supplier services revenue decreased $0.9 million, or 6% from $15.5 million for the three months ended March 31, 2024 to $14.6 million for the three months ended March 31, 2025. The decrease in revenue was due to reductions in Thomas advertising and marketing services and to a lesser extent a decrease in Thomas non-core services partly offset by growth in financial services.

Total revenue for the three months ended March 31, 2025 and 2024 was $127.8 million and $103.4 million, respectively, for the U.S. operating segment and $23.2 million and $19.3 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $19.9 million, or 27%, from $74.8 million for the three months ended March 31, 2024 to $94.6 million for the three months ended March 31, 2025. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and supplier services for the three months ended March 31, 2025 was $93.0 million and $1.6 million, respectively, as compared to $72.9 million and $1.9 million, respectively, for the three months ended March 31, 2024.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $8.4 million, or 18%, from $47.9 million for the three months ended March 31, 2024 to $56.3 million for the three months ended March 31, 2025. The increase in gross profit was primarily due to a 26% increase in marketplace gross profit as compared to the prior year period.

Total gross margin was 37.3% for three months ended March 31, 2025 as compared to 39.0% for the three months ended March 31, 2024. The decrease is primarily driven by faster growth and associated mix shift to marketplace revenue which has lower gross margin than supplier services.

Gross margin for marketplace was 31.8% for the three months ended March 31, 2025, as compared to 32.0% for the three months ended March 31, 2024. The decrease was primarily driven by lower international gross margin.

Gross margin for our supplier services was 89.1% for the three months ended March 31, 2025, as compared to 87.9% for the three months ended March 31, 2024. The increase in gross margin for supplier services is primarily due to a higher mix of advertising and marketing services revenue and the wind down of Thomas non-core services.

Operating Expenses

Sales and Marketing

Sales and marketing expense decreased $0.8 million, or 3%, from $27.2 million for the three months ended March 31, 2024 to $26.4 million for the three months ended March 31, 2025, primarily due to lower commissions and marketing and advertising expense. These decreases were offset by additional sales and marketing employees and their compensation costs, including stock-based compensation and travel and entertainment costs. As a percent of total revenue, sales and marketing expenses decreased to 17.5% for the three months ended March 31, 2025 from 22.2% for the three months ended March 31, 2024.

Advertising expense decreased 18%, from $8.3 million for the three months ended March 31, 2024 to $6.8 million for the three months ended March 31, 2025 primarily due to decreased marketplace advertising.

Operations and Support

Operations and support expense increased $3.0 million, or 22%, from $14.0 million for the three months ended March 31, 2024 to $17.1 million for the three months ended March 31, 2025, primarily due to additional employees and their compensation cost, included stock based compensation, increases due to restructuring costs and consulting expense. As a percent of total revenue, operations and support expenses decreased to 11.3% for the three months ended March 31, 2025 from 11.4% for the three months ended March 31, 2024.

Product Development

Product development expense increased $1.6 million, or 16%, from $9.6 million for the three months ended March 31, 2024 to $11.2 million for the three months ended March 31, 2025, primarily as result of increases in amortization expense related to capitalized internal-use software development costs and increases in software costs and increases due to restructuring costs. As a percent of total revenue, product development expenses decreased to 7.4% for the three months ended March 31, 2025 as compared to 7.8% for the three months ended March 31, 2024.

General and Administrative

General and administrative expense increased $2.1 million, or 14%, from $14.9 million for the three months ended March 31, 2024 to $17.0 million for the three months ended March 31, 2025. The increase was due to an increase in general and administrative employees and their compensation costs, including stock-based compensation, increases in reserves for bad debt, restructuring costs and software and maintenance costs. As a percent of total revenue, general and administrative expenses decreased to 11.3% for the three months ended March 31, 2025 from 12.2% for the three months ended March 31, 2024.

Other Income (Expenses)

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended March 31, 2025 and 2024. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased $0.5 million, or 17%, from $2.7 million for the three months ended March 31, 2024 to $2.3 million for the three months ended March 31, 2025. Interest and dividend income is primarily due to dividend income from our marketable securities.

Other Expenses

Other expenses increased by $0.5 million, primarily due to foreign tax expense and refunds.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.1 million for the three months ended March 31, 2025 and 2024.

Additional Segment Considerations

Total segment Adjusted EBITDA from our U.S. reportable segment for the three months ended March 31, 2025 and 2024 was $3.0 million and ($5.5) million, respectively. Total segment Adjusted EBITDA from our International reportable segment for the three months ended March 31, 2025 and 2024 was $(2.9) million and $(2.0) million, respectively.

Refer to Note 5, Segments as we changed our measure of segment profit or loss in 2024 to segment Adjusted EBITDA and recast prior year data.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of March 31, 2025, our cash and cash equivalents and marketable securities totaled $231.4 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of March 31, 2025, the 2027 Notes have a carrying value of $284.1 million with an effective annual interest rate of 1.6%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(3,691)	$(11,734)
Net cash (used in) provided by investing activities	(3,686)	2,927
Net cash provided by financing activities	510	1,233

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $3.7 million, primarily due to a net loss of $(15.1) million adjusted for non-cash charges of $13.6 million and a net decrease in our operating assets and liabilities of $(2.2) million. The non-cash adjustments primarily relate to stock-based compensation of $7.3 million, depreciation and amortization of $4.2 million and a $1.1 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by the changes in accounts receivable of $13.4 million due to increased sales, changes in other assets of $2.0 million, changes in lease liabilities of $1.5 million and changes in prepaid expenses of $1.5 million offset by changes in accounts payable of $15.0 million due to timing of payments and changes in contract liabilities of $1.9 million.

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

Investing Activities

For the three months ended March 31, 2025, net cash used by investing activities was $3.7 million, primarily due to the purchase of property and equipment (which includes the internal-use software development costs) of $5.5 million and the purchase of marketable securities of $2.3 million offset by the sale of marketable securities of $4.0 million.

For the three months ended March 31, 2024, net cash provided by investing activities was $2.9 million, primarily due to the proceeds from the sale of marketable securities of $10.0 million offset by the purchase of property and equipment (which includes internal-use software development costs) of $4.3 million and $2.7 million for the purchase of marketable securities.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $0.5 million, relating to proceeds from the exercise of stock options.

For the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million, relating to proceeds from the exercise of stock options.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31,

2024 as well as Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 15% of our revenues for the three months ended March 31, 2025, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the three months ended March 31, 2025 would have decreased by 1.2%. During the three months ended March 31, 2025, our revenues were not materially impacted as the average exchange rate remained consistent between the three months ended March 31, 2024 and March 31, 2025.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended March 31, 2025, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10‑K for the year ended December 31, 2024 under Part I, Item 1A, "Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2024.

Changes in U.S. and international trade policies could adversely impact our business, results of operations and financial condition.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Current or future tariffs or other restrictive trade measures may raise the cost of raw materials, components or finished goods. We derive the majority of our revenue from the sale of parts and assemblies to our customers on our marketplace. Our business is therefore dependent upon the availability and price of raw materials, tools and components for assembly in various countries around the world. To the extent that significant tariffs, sanctions or similar restrictions are placed on certain goods imported into the United States or tariffs and similar measures, including retaliatory measures, are imposed by foreign governments, we could also face significant challenges in maintaining our cost-effectiveness, and we and our network of suppliers may be required to raise prices, thereby making our marketplace less attractive to buyers. To the extent suppliers increase their costs and we are unable to sufficiently pass such price increases on to our customers, or if the level of demand for the products and services we offer decreases as a result of any price increases, we may not be able to achieve or maintain profitability or otherwise maintain our historical margins. Our suppliers, and we as a result, may experience supply chain disruptions as a result of increased costs and uncertainty, including risks to the long-term viability of such suppliers, which may impact our ability to meet customer demand or cause reputational harm if we are unable to deliver products on expected timelines or if any price increases are poorly received by customers. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand on our marketplace or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions. As a result of the foregoing factors, our business, financial condition and results of operations could be materially and adversely affected.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for products on our marketplace, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our Class A common stock.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Further, international suppliers may elect not to continue engaging us, limiting our sourcing options and increasing our dependency on domestic suppliers.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2025, pursuant to our January 2023 acquisition of Tridi, we issued 16,716 shares of Class A common stock with a value of $0.6 million as contingent consideration to the former owners of Tridi.

The issuance of these shares was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities.

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
10.1

Employment Agreement by and between Xometry, Inc. and Sanjeev Singh Sahni (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on February 25, 2025).

10.2

Employment Agreement by and between Xometry, Inc. and Vaidyanathan Raghavan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on February 25, 2025).

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

XOMETRY, INC.

Date: May 6, 2025	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)