Form 10-Q
period 2025-06-30
Xometry, Inc.
filed 2025-08-05
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, the registrant had 49,339,037 shares of Class A common stock, $0.000001 par value per share, and 1,457,311 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$16,751	$22,232
Marketable securities	209,041	217,603
Accounts receivable, less allowance for credit losses of $4.8 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively	86,877	73,962
Inventory	4,634	3,915
Prepaid expenses	5,117	4,954
Other current assets	6,090	4,874
Total current assets	328,510	327,540
Property and equipment, net	51,192	44,825
Operating lease right-of-use assets	6,475	8,462
Investment in unconsolidated joint venture	4,089	4,065
Intangible assets, net	30,350	32,139
Goodwill	263,771	262,686
Other assets	2,654	412
Total assets	$687,041	$680,129
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$41,985	$35,023
Other accrued expenses	26,782	24,401
Contract liabilities	10,205	7,948
Income taxes payable	871	979
Operating lease liabilities, current portion	4,182	6,436
Total current liabilities	84,025	74,787
Convertible notes	326,390	283,628
Operating lease liabilities, net of current portion	4,350	5,072
Deferred income taxes	206	229
Other liabilities	549	817
Total liabilities	415,520	364,533
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 49,107,080 shares and 48,289,274 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	685,986	685,054
Treasury stock, at cost, 220,994 and no shares as of June 30, 2025 and December 31, 2024, respectively	(8,080)	—
Accumulated other comprehensive income (loss)	4,281	(328)
Accumulated deficit	(411,785)	(370,273)
Total stockholders’ equity	270,402	314,453
Noncontrolling interest	1,119	1,143
Total equity	271,521	315,596
Total liabilities and stockholders’ equity	$687,041	$680,129

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$162,547	$132,595	$313,518	$255,285
Cost of revenue	97,371	79,718	192,011	154,506
Gross profit	65,176	52,877	121,507	100,779
Sales and marketing	29,781	27,487	56,216	54,687
Operations and support	17,732	14,173	34,822	28,220
Product development	11,008	10,018	22,179	19,608
General and administrative	16,945	16,488	33,971	31,410
Total operating expenses	75,466	68,166	147,188	133,925
Loss from operations	(10,290)	(15,289)	(25,681)	(33,146)
Other (expenses) income
Interest expense	(1,182)	(1,188)	(2,370)	(2,377)
Interest and dividend income	2,174	2,762	4,451	5,494
Other expenses	(17,365)	(233)	(18,245)	(620)
Income from unconsolidated joint venture	218	234	324	331
Total other (expenses) income	(16,155)	1,575	(15,840)	2,828
Loss before income taxes	(26,445)	(13,714)	(41,521)	(30,318)
Benefit for income taxes	8	10	8	10
Net loss	(26,437)	(13,704)	(41,513)	(30,308)
Net (loss) income attributable to noncontrolling interest	(3)	(7)	(1)	5
Net loss attributable to common stockholders	$(26,434)	$(13,697)	$(41,512)	$(30,313)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.52)	$(0.28)	$(0.82)	$(0.62)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	50,699,914	48,840,100	50,518,492	48,709,040

Net loss	$(26,437)	$(13,704)	$(41,513)	$(30,308)
Comprehensive income (loss):
Foreign currency translation	3,066	92	4,586	(365)
Total other comprehensive income (loss)	3,066	92	4,586	(365)
Comprehensive loss	(23,371)	(13,612)	(36,927)	(30,673)
Comprehensive (loss) income attributable to noncontrolling interest	(13)	2	(24)	31
Total comprehensive loss attributable to common stockholders	$(23,358)	$(13,614)	$(36,903)	$(30,704)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended June 30, 2025 and 2024

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Interest	Equity
Balance, March 31, 2025	48,992,113	$—	1,475,311	$—	$694,047	—	$—	$1,205	$(385,351)	309,901	$1,132	$311,033
Exercise of common stock options	90,715	—	—	—	905	—	—	—	—	905	—	905
Vesting of restricted stock units	225,113	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	614	—	—	—	—	614	—	614
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock based compensation	—	—	—	—	7,895	—	—	—	—	7,895	—	7,895
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	3,076	—	3,076	(10)	3,066
Net loss	—	—	—	—	—	—	—	—	(26,434)	(26,434)	(3)	(26,437)
Total comprehensive loss	—	—	—	—	—	—	—	—	(26,434)	(23,358)	(13)	(23,371)
Balance, June 30, 2025	49,107,080	$—	1,475,311	$—	$685,986	220,994	$(8,080)	$4,281	$(411,785)	$270,402	$1,119	$271,521

Balance, March 31, 2024	46,010,987	$—	2,676,154	$—	$656,554	—	$—	$381	$(336,488)	$320,447	$1,148	$321,595
Exercise of common stock options	104,671	—	—	—	562	—	—	—	—	562	—	562
Vesting of restricted stock units	134,893	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	314	—	—	—	—	314	—	314
Stock based compensation	—	—	—	—	8,125	—	—	—	—	8,125	—	8,125
Comprehensive (loss) income
Foreign currency translation	—	—	—	—	—	—	—	83	—	83	9	92
Net loss	—	—	—	—	—	—	—	—	(13,697)	(13,697)	(7)	(13,704)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(13,697)	(13,614)	2	(13,612)
Balance, June 30, 2024	46,322,810	$—	2,676,154	$—	$665,555	—	$—	$464	$(350,185)	$315,834	$1,150	$316,984

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2025 and 2024

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	—	$—	$(328)	$(370,273)	314,453	$1,143	$315,596
Exercise of common stock options	145,394	—	—	—	1,415	—	—	—	—	1,415	—	1,415
Vesting of restricted stock units	836,424	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	40,266	—	—	—	1,130	—	—	—	—	1,130	—	1,130
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock based compensation	—	—	—	—	15,237	—	—	—	—	15,237	—	15,237
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	4,609	—	4,609	(23)	4,586
Net loss	—	—	—	—	—	—	—	—	(41,512)	(41,512)	(1)	(41,513)
Total comprehensive loss	—	—	—	—	—	—	—	—	(41,512)	(36,903)	(24)	(36,927)
Balance, June 30, 2025	49,107,080	$—	1,475,311	$—	$685,986	220,994	$(8,080)	$4,281	$(411,785)	$270,402	$1,119	$271,521

Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	—	$—	$855	$(319,872)	$329,300	$1,119	$330,419
Exercise of common stock options	225,152	—	—	—	1,795	—	—	—	—	1,795	—	1,795
Vesting of restricted stock units	494,804	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	21,083	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	40,266	—	—	—	657	—	—	—	—	657	—	657
Stock based compensation	—	—	—	—	14,161	—	—	—	—	14,161	—	14,161
Comprehensive (loss) income
Foreign currency translation	—	—	—	—	—	—	—	(391)	—	(391)	26	(365)
Net (loss) income	—	—	—	—	—	—	—	—	(30,313)	(30,313)	5	(30,308)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(30,313)	(30,704)	31	(30,673)
Balance, June 30, 2024	46,322,810	$—	2,676,154	$—	$665,555	—	$—	$464	$(350,185)	$315,834	$1,150	$316,984

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,513)	$(30,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,741	6,409
Reduction in carrying amount of right-of-use asset	2,212	2,202
Lease termination	(30)	—
Stock-based compensation	15,237	14,161
Revaluation of contingent consideration	—	137
Income from unconsolidated joint venture	(90)	(42)
Donation of common stock	1,130	657
Loss on debt extinguishment	16,430	—
Gain on sale of property and equipment	—	(23)
Amortization of deferred costs on convertible notes	937	930
Deferred tax benefit	(23)	(15)
Changes in other assets and liabilities:
Accounts receivable, net	(13,505)	(1,293)
Inventory	(572)	(33)
Prepaid expenses	(118)	(495)
Other assets	(59)	2,593
Accounts payable and accrued cost of revenue	6,361	(14,428)
Other accrued expenses	1,994	1,519
Contract liabilities	2,050	1,719
Lease liabilities	(3,170)	(3,371)
Other liabilities	(22)	—
Income taxes payable	(108)	(1,154)
Net cash used in operating activities	(4,118)	(20,835)
Cash flows from investing activities:
Purchases of marketable securities	(4,438)	(13,481)
Proceeds from sale of marketable securities	13,000	10,000
Purchases of property and equipment	(12,462)	(8,750)
Distributions in excess of earnings	66	12
Proceeds from sale of property and equipment	—	79
Net cash used in investing activities	(3,834)	(12,140)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	250,000	—
Costs incurred in connection with issuance of convertible notes	(7,822)	—
Payments for repurchase of convertible notes	(215,992)	—
Purchase of capped calls	(17,475)	—
Purchase of treasury stock	(8,080)	—
Proceeds from stock options exercised	1,415	1,795
Net cash provided by financing activities	2,046	1,795
Effect of foreign currency translation on cash and cash equivalents	425	(173)
Net decrease in cash and cash equivalents	(5,481)	(31,353)
Cash and cash equivalents at beginning of the period	22,232	53,424
Cash and cash equivalents at end of the period	$16,751	$22,071
Supplemental cash flow information:
Cash paid for interest	$2,171	$1,438
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	61	66
Non-cash consideration in connection with business combination	625	—
Non-cash costs incurred in connection with the issuance of convertible notes	791	—

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013 and our corporate headquarters is located in North Bethesda, Maryland. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace, a leading North American industrial sourcing platform Thomasnet® and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Together, these platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create resilient supply chains. Xometry's marketplaces uses proprietary AI to help buyers efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI enables our rapidly growing network of manufacturers to select the optimal jobs to fill their capacity. Our suite of cloud-based services and our Thomasnet industrial sourcing platform helps manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services.

Xometry’s AI-enabled marketplace, which is available in multiple local platforms and languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want utilizing our AI powered instant quoting engine, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies, as well as reduce the cost and lead times for ongoing production work. More than 4,375 global suppliers are active on the Xometry Marketplace across four continents. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers, as well as larger production orders of single parts. Xometry’s Teamspace offers enterprise-wide collaboration software that unites engineers, managers and purchasing executives to expedite procurement of custom-manufacturing services. We continue to improve features on Xometry and expand the offering with the launch of Teamspace in Europe in the second quarter of 2025.

Xometry marketplace offers buyers an expanding number of manufacturing categories including computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing, die casting, stamping, injection molding, urethane casting, tube cutting, and tube bending from rapid prototyping and to high-volume production. As well, we are expanding the number of certifications, materials and finishing options on the platform. Xometry's extensible technology platform allows the Company to expand technologies and processes to gain more wallet share with our buyers.

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting services to meet their unique needs. The Thomasnet product sourcing and supplier discovery digital platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity. Workcenter digitally enables qualifying and on-boarding suppliers and allows suppliers to manage all their Xometry and non-Xometry work and provides for expedited payment terms in support of their business.

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

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company's marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of June 30, 2025 and December 31, 2024, the Company's marketable securities of $209.0 million and $217.6 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance For Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2025	2024
Allowance for credit losses
Balance at beginning of year, January 1	$4,912	$2,444
Charge to provision accounts	2,011	4,024
Write-offs or other	(2,158)	(1,556)
Balance at period end, June 30 and December 31, respectively	$4,765	$4,912

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $11.8 million for the six months ended June 30, 2025 and $17.0 million for the year ended December 31, 2024. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of June 30, 2025 and December 31, 2024, the Company's goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

Revenue is shown net of estimated returns, refunds, and allowances. At June 30, 2025 and December 31, 2024, the Company has a provision for estimated returns, refunds or allowances of approximately $0.2 million and $0.1 million, respectively.

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

The following table presents contract liabilities as of December 31, 2024 and June 30, 2025 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2024	$7,948
Revenue recognized	(106,997)
Payments received in advance	109,254
Contract liabilities at June 30, 2025	$10,205

During the six months ended June 30, 2025, the Company recognized approximately $7.0 million of revenue related to its contract liabilities as of December 31, 2024.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, sales commissions are generally expensed as incurred. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company's sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2025, the Company recognized approximately $0.7 million and $1.4 million, respectively, of amortization related to deferred sales commissions. For the three and six months ended June 30, 2024, the Company recognized approximately $1.8 million and $4.3 million, respectively, of amortization related to deferred sales commissions. As of June 30, 2025 and December 31, 2024, the Company had deferred sales contract acquisition costs of $0.4 million for both periods, which is classified in other current assets on the Condensed Consolidated Balance Sheets.

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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and six months ended June 30, 2025, the Company's advertising costs were $9.2 million and $16.0 million, respectively. For the three and six months ended June 30, 2024, the Company's advertising cost were $8.8 million and $17.1 million, respectively.

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

(s)
Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU did not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard became effective for the Company in December 2024. The Company applied the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We have reflected the adoption of this ASU in Note 5, Segments.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted this new standard in 2025 and applied the amendments prospectively. The adoption of this new standard does not impact our results of operations, cash flows, and financial condition.

(t)
Recently Issued Accounting Standards

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

In May 2025, FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which requires that in a business combination involving a variable interest entity (“VIE”) where equity interests are issued as consideration, the determination of the accounting acquirer should follow the general guidance under ASC 805-10-25 rather than defaulting to the primary beneficiary of the VIE. The amendments are intended to improve consistency in applying the acquisition method to business combinations. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2025-03 on our consolidated financial statements and related disclosures, including the potential impact on the accounting for any future business combinations involving VIEs.

There are currently no other accounting standards that have been issued, but not yet adopted, that are expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30,	December 31,
	Useful Life	2025	2024
Technology hardware	3 years	$4,124	$3,884
Manufacturing equipment	2 - 10 years	6,669	6,572
Capitalized software development	3 years	73,340	60,480
Leasehold improvements	Shorter of useful life or lease term	1,744	1,761
Furniture and fixtures	7 years	2,993	2,549
Total		88,870	75,246
Less accumulated depreciation		(37,678)	(30,421)
Property and Equipment, net		$51,192	$44,825

Depreciation and amortization expense for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$185	$181	$366	$366
Sales and marketing	22	27	46	53
Operations and support	43	37	82	73
Product development	3,114	1,975	6,077	3,846
General and administrative	241	130	385	257
Total depreciation and amortization expense	$3,605	$2,350	$6,956	$4,595

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

Revenue and cost of revenue is presented in the following tables for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Marketplace	2025	2024	2025	2024
Revenue	$148,223	$117,287	$284,576	$224,473
Cost of revenue	95,759	78,024	188,805	150,931
Gross Profit	$52,464	$39,263	$95,771	$73,542

Supplier Services
Revenue	$14,324	$15,308	$28,942	$30,812
Cost of revenue	1,612	1,694	3,206	3,575
Gross Profit	$12,712	$13,614	$25,736	$27,237

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

Segment Adjusted EBITDA excludes interest expense, interest and dividend income, other expenses, benefit for income taxes, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, restructuring charges and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

The CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Revenue
U.S.	$135,733	$112,166	$263,553	$215,529
International	26,814	20,429	49,965	39,756
Total	$162,547	$132,595	$313,518	$255,285

Segment Cost of Revenue
U.S.	$80,968	$67,036	$160,908	$129,966
International	16,403	12,682	31,103	24,540
Total	$97,371	$79,718	$192,011	$154,506

Segment Adjusted Operating Expense(1)
U.S.	$48,074	$45,065	$93,126	$91,164
International	13,360	10,627	24,743	20,074
Total	$61,434	$55,692	$117,869	$111,238

Other Segment Items(2)
U.S.	$(184)	$(181)	$(366)	$(366)
International	—	—	—	—
Total	$(184)	$(181)	$(366)	$(366)

Segment Adjusted EBITDA
U.S.	$6,875	$246	$9,885	$(5,235)
International	(2,949)	(2,880)	(5,881)	(4,858)
Total Adjusted EBITDA	$3,926	$(2,634)	$4,004	$(10,093)
(Add) deduct:
Interest expense, interest and dividend income and other expenses	(16,373)	1,341	(16,164)	2,497
Depreciation and amortization	(4,495)	(3,256)	(8,741)	(6,409)
Amortization of lease intangible	(180)	(180)	(360)	(360)
Benefit for income taxes	8	10	8	10
Stock-based compensation	(7,895)	(8,125)	(15,237)	(14,161)
Payroll tax expense related to stock-based compensation	(261)	(780)	(1,734)	(780)
Acquisition and other	(676)	—	(927)	(686)
Charitable contribution of common stock	(614)	(314)	(1,130)	(657)
Income from unconsolidated joint venture	218	234	324	331
Restructuring charges	(95)	—	(1,556)	—
Net Loss	$(26,437)	$(13,704)	$(41,513)	$(30,308)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease termination and charitable contributions of common stock.

(2) Addback to segment Cost of Revenue to calculate Segment Adjusted EBITDA

The following tables reflect long-lived asset information as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Segment Property and equipment, net
U.S.	$41,667	$37,370
International	9,525	7,455
Total	$51,192	$44,825

Operating lease right-of-use assets
U.S.	$5,950	$7,728
International	525	734
Total	$6,475	$8,462

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

As of June 30, 2025, there were 7,871,150 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the six months ended June 30, 2025, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2024	1,640,638	10.12	5.7	$53.4
Balance at December 31, 2024	1,906,483	11.51	6.0	$59.4
Granted	—	—	—	—
Exercised	(144,232)	9.75	—	—
Forfeited	(35,679)	19.17	—	—
Expired	(24,490)	29.25	—	—
Balance at June 30, 2025	1,702,082	11.24	5.2	$38.6
Exercisable at June 30,2025	1,557,526	10.40	5.0	$36.6

No options were granted during the six months ended June 30, 2025. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024, was $3.0 million and $3.1 million, respectively.

At June 30, 2025, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately one year as of June 30, 2025.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the six months ended June 30, 2025 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2024	2,530,358	19.15	$107.9
Granted	1,352,865	25.72	—
Vested	(730,629)	20.24	—
Forfeited and cancelled	(326,589)	21.43	—
Unvested RSUs as of June 30, 2025	2,826,005	21.75	$95.5

At June 30, 2025, there was approximately $53.2 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of June 30, 2025.

Performance Restricted Stock Units

A summary of the status of the Company's performance restricted stock unit activity and the changes during the six months ended June 30, 2025 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2024	272,515	17.32	$11.6
Granted	328,616	22.87	—
Vested	(91,527)	17.32	—
Forfeited and cancelled	(48,367)	20.26	—
Unvested PRSUs as of June 30, 2025	461,237	20.97	$15.6

At June 30, 2025, there was approximately $9.6 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately two years as of June 30, 2025.

Total stock-based compensation cost for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$2,194	$2,400	$4,223	$3,920
Operations and support	2,684	2,241	5,173	4,333
Product development	1,731	1,834	3,400	3,250
General and administrative	1,286	1,650	2,441	2,658
Total stock compensation expense	$7,895	$8,125	$15,237	$14,161

(7) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had less than $0.1 million of benefit for income taxes for each of the three and six months ended June 30, 2025 and 2024. This estimated annual effective tax rate of 0.1% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,437)	$(13,704)	$(41,513)	$(30,308)
Net (loss) income attributable to noncontrolling interest	(3)	(7)	(1)	5
Net loss attributable to common stockholders	$(26,434)	$(13,697)	$(41,512)	$(30,313)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	50,699,914	48,840,100	50,518,492	48,709,040
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.52)	$(0.28)	$(0.82)	$(0.62)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	June 30,
	2025	2024
Stock options outstanding	1,702,082	2,499,664
Unvested restricted stock units	2,826,005	2,731,265
Unvested performance restricted stock units	461,237	336,118
Shares reserved for charitable contribution	120,796	201,328
2027 Notes	1,529,157	5,123,624
2030 Notes	5,312,375	—
Total shares	11,951,652	10,891,999

(9) Debt Commitments and Contingencies

2030 Convertible Notes

In June 2025, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due in 2030 (the “2030 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $25.0 million principal amount of the 2030 Notes, pursuant to an indenture dated June 12, 2025. The 2030 Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2030 Notes were $242.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2030 Notes are general unsecured obligations and bear regular interest at 0.75% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. The 2030 Notes will mature on June 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2030 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 21.2495 shares of Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $47.06 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. In addition, following certain corporate events that occur prior to the maturity date of the 2030 Notes or if we deliver a notice of redemption in respect of the 2030 Notes, we will, under certain circumstances, increase the conversion rate of the 2030 Notes for a holder who elects to convert its 2030 Notes in connection with such a corporate event or convert its 2030 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after June 20, 2028 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2030, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2030 Notes on each such trading day;
•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2030 Notes;
•
on a notice of redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2030 Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

On or after March 15, 2030, the 2030 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

In the event of a fundamental change (as defined in the indenture governing the 2030 Notes), subject to certain conditions and limited exceptions, holders of the 2030 Notes may require us to repurchase for cash all or a portion of the 2030 Notes at a price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

We accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

2027 Convertible Notes

In February 2022, we issued $287.5 million aggregate principal amount of 1.00% convertible senior notes due in 2027 (the “2027 Notes” and collectively with the 2030 Notes, the “Convertible Notes”) pursuant to an indenture dated February 4, 2022. The 2027 Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes were $278.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

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

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to November 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2022 (and only during such quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day;
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

Partial Repurchase of 2027 Notes

We used a portion of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $201.7 million in aggregate principal amount of outstanding 2027 Notes. The total cash paid in connection with this repurchase was approximately $216.7 million, which included approximately $0.7 million to pay the accrued interest through the settlement date and an approximate $14.3 million premium. The repurchase resulted in a $16.4 million loss on debt extinguishment, which included the write-off of $2.1 million of deferred costs related to the 2027 Notes. The loss on debt extinguishment was recorded within Other expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Following this partial repurchase, approximately $85.8 million aggregate principal amount of the 2027 Notes remain outstanding on our Condensed Consolidated Balance Sheet. The original terms and conditions continue to apply to the remaining 2027 Notes, and the unamortized debt discount and issuance costs related to these notes will continue to accreted to interest expense.

The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated (in thousands):

	June 30, 2025
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(814)	$(63)	$84,928
2030 Notes	250,000	(7,425)	(1,113)	241,462
Total	$335,805	$(8,239)	$(1,176)	$326,390

	December 31, 2024
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$287,500	$(3,594)	$(278)	$283,628

The annual effective interest rate for the 2027 Notes and the 2030 Notes were approximately 1.6% and 1.5%, respectively. Interest expense related to the Convertible Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Coupon interest	$706	$719	$1,424	$1,438
Amortization of debt discount	443	432	875	863
Amortization of transaction costs	29	34	62	67
Total interest expense	$1,178	$1,185	$2,361	$2,368

The Company estimates the fair value of the Convertible Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the Convertible Notes as of the date indicated (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$84,928	$87,315	$283,628	$311,621
2030 Notes(1)	241,462	257,175	-	-
Total Convertible Notes	$326,390	$344,490	$283,628	$311,621

(1) As of June 30, 2025 and December 31, 2024, the fair value of the Convertible Notes, as applicable, was measured using Level 2 inputs based on the frequency of trading on our debt at the end of the period.

Capped Call Transactions

In connection with the issuance of the 2030 Notes, we entered into capped call transactions (the “Capped Calls”) with respect to its Class A common shares with certain financial institutions. The Capped Calls are expected to reduce the potential dilution to our Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $63.35 per share and which is subject to certain adjustments under the terms of the Capped Calls.

We used approximately $17.5 million of the net proceeds from the 2030 Notes to pay the cost of the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Capped Call are not accounted for as derivatives and will not be remeasured; they will remain in stockholder's equity until expiration or settlement.

Purchase of Treasury Stock

In conjunction with the 2030 Notes issuance, we purchased 220,994 shares of our Class A common stock in privately negotiated transactions at an average price of $36.20 per share on June 9, 2025. The $8.1 million of treasury stock repurchase costs was funded using a portion of the proceeds of the 2030 Notes and was recorded as a reduction to stockholder's equity in the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

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

Restructuring

During 2025, the Company initiated a restructuring action to help improve efficiency and align resources by reducing our workforce. During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $1.6 million for employee termination costs related to the restructuring, respectively.

The following table shows the total amount incurred and the liability, which was recorded in accrued expenses in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2024 and June 30, 2025 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of December 31, 2024	$—
Restructuring costs incurred during the six months ended June 30, 2025	1,556
Amount paid during the period ended June 30, 2025	(763)
Accrued restructuring costs as of June 30, 2025	$793

The following table shows the total restructuring costs incurred during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$4	$—	$89	$—
Operations and support	137	—	826	—
Product development	(35)	—	499	—
General and administrative	(11)	—	142	—
Total restructuring charges	$95	—	$1,556	—

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company's total matching contribution to the 401(k) Plan was $0.7 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and was $1.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

(10) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	June 30, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$8,691	$27,909
Trade Names	10	800	285	515
Developed Technology	5	739	567	172
Vendor Relationships	15	1,257	462	795
Database	5	2,400	1,710	690
Patents	17	157	65	92
Subtotal intangible assets		41,953	11,780	30,173
In-place Lease Intangible Asset	4	568	501	67
Above Market Lease Intangible Asset	4	896	786	110
Total intangible assets		$43,417	$13,067	$30,350

	December 31, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$7,471	$29,129
Trade Names	10	800	245	555
Developed Technology	5	739	507	232
Vendor Relationships	15	1,263	420	843
Database	5	2,400	1,470	930
Patents	17	157	61	96
Subtotal intangible assets		41,959	10,174	31,785
In-place Lease Intangible Asset	4	568	433	135
Above Market Lease Intangible Asset	4	896	677	219
Total intangible assets		$43,423	$11,284	$32,139

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2025	2024
Balance as of January 1:
Gross goodwill	$265,760	$265,989
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,686	262,915
Goodwill acquired during the year	—	—
Impact of foreign exchange	1,085	(229)
Net goodwill as of June 30, 2025 and December 31, 2024:	$263,771	$262,686

As of June 30, 2025 and December 31, 2024, Xometry had $263.8 million and $262.7 million, respectively of goodwill. As of June 30, 2025, $258.0 million was part of Xometry’s U.S. operating segment and $5.8 million was part of Xometry’s International operating segment. As of December 31, 2024, $258.0 million was part of Xometry's U.S. operating segment and $4.7 million was part of Xometry's International operating segment.

As of June 30, 2025, estimated amortization expense for intangible assets for the remainder of 2025 and the next five years is: $1.8 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029, $2.6 million in 2030 and $14.9 million thereafter.

Amortization expense for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$770	769	$1,540	1,540
Product development	30	42	60	84
General and administrative (1)	3	4	7	7
Total	$803	$815	$1,607	$1,631

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

(11) Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on its condensed consolidated financial statements.

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

Overview

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013 and our corporate headquarters is located in North Bethesda, Maryland. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace, a leading North American industrial sourcing platform Thomasnet® and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Together, these platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create resilient supply chains. Xometry's marketplaces uses proprietary AI to help buyers efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI enables our rapidly growing network of manufacturers to select the optimal jobs to fill their capacity. Our suite of cloud-based services and our Thomasnet industrial sourcing platform helps manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services.

Xometry’s AI-enabled marketplace, which is available in multiple local platforms and 18 languages, is powered by proprietary machine learning algorithms and datasets. Our two-sided marketplace is rapidly digitizing the manufacturing industry, helping customers strengthen their supply chains. Buyers can procure the products they want utilizing our AI powered instant quoting engine, and suppliers can reach new customers throughout the world. Our rapidly growing active supplier base enables companies to accelerate their product development and go-to-market strategies, as well as reduce the cost and lead times for ongoing production work. More than 4,375 global suppliers are active on the Xometry Marketplace across four continents. Each interaction on our marketplace provides rich data insights that allow us to continuously improve our AI models and create new products and services, fueling powerful network effects as we scale.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers, as well as larger production orders of single parts. Xometry’s Teamspace offers enterprise-wide collaboration software that unites engineers, managers and purchasing executives to expedite procurement of custom-manufacturing services. We continue to improve features on Xometry and expand the offering with the launch of Teamspace in Europe in the second quarter of 2025.

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

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting services to meet their unique needs. The Thomasnet product sourcing and supplier discovery digital platform provides access to in-depth profiles of 500,000 North American suppliers. Thomas’ suite of advertising services provides suppliers with tailored marketing campaigns to maximize their visibility and enhance engagement with potential buyers. Thomas’ in-house digital marketing agency, Thomas Marketing Services, offers a range of essential digital marketing services to generate leads and boost the awareness and reach of suppliers. In addition, our supplier services include financial service products to facilitate faster payments and a cloud-based manufacturing execution system (“Workcenter”) to help suppliers optimize their productivity. Workcenter digitally enables qualifying and on-boarding suppliers and allows suppliers to manage all their Xometry and non-Xometry work and provides for expedited payment terms in support of their business.

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

Convertible Notes Transactions

In June 2025, we issued $250.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030. The net proceeds from the issuance of the 2030 Notes were approximately $242.2 million, net of debt issuance costs. We used a portion of the net proceeds to (i) repurchase a portion of our outstanding 1.00% convertible senior notes due 2027, (ii) enter into capped call transactions and (iii) repurchase shares of our Class A common stock. Refer to Note 9, Debt Commitments and Contingencies for our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Restructuring

During 2025, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the three and six months ended June 30, 2025, we incurred $0.1 million and $1.6 million, respectively, for employee termination costs related to our restructuring. Refer to Note 9, Debt Commitments and Contingencies—Restructuring for our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

U.S. Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements. Based on our preliminary assessment, we do not believe the legislation will have a material impact on our condensed financial statements.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 74,777 as of June 30, 2025, up 22% from 61,530 as of June 30, 2024. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended June 30, 2025, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,653 as of June 30, 2025, up 15% from 1,436 as of June 30, 2024.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income, other expenses, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, benefit for income taxes, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from unconsolidated joint venture, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,437)	$(13,704)	$(41,513)	$(30,308)
Add (deduct)
Interest expense, interest and dividend income and other expenses(1)	16,373	(1,341)	16,164	(2,497)
Depreciation and amortization	4,495	3,256	8,741	6,409
Amortization of lease intangible	180	180	360	360
Benefit for income taxes	(8)	(10)	(8)	(10)
Stock-based compensation	7,895	8,125	15,237	14,161
Payroll tax expense related to stock-based compensation	261	780	1,734	780
Acquisition and other	676	—	927	686
Charitable contribution of common stock	614	314	1,130	657
Income from unconsolidated joint venture	(218)	(234)	(324)	(331)
Restructuring charges	95	—	1,556	—
Adjusted EBITDA	$3,926	$(2,634)	$4,004	$(10,093)

(1) Includes loss on debt extinguishment.

For the three months ended June 30, 2025, Adjusted EBITDA was $3.9 million, as compared to Adjusted EBITDA loss of $(2.6) million for the same quarter in 2024. For the three months ended June 30, 2025, Adjusted EBITDA Margin was 2.4% of revenue, as compared to (2.0)% of revenue for the same quarter in 2024. For the six months ended June 30, 2025, Adjusted EBITDA was $4.0 million, as compared to Adjusted EBITDA loss of $(10.1) million for the same period in 2024. For the six months ended June 30, 2025, Adjusted EBITDA Margin was 1.3% of revenue, as compared to (4.0)% of revenue for the same period in 2024. The increase in Adjusted EBITDA was driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

Non-GAAP Net Income (Loss)

We define Non-GAAP net income (loss), as net loss adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, gain on sale of property and equipment, charitable contributions of common stock, lease termination, restructuring charges, loss on debt extinguishment and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Non-GAAP Net Income (Loss):
Net loss	$(26,437)	$(13,704)	$(41,513)	$(30,308)
Add (deduct):
Depreciation and amortization	4,495	3,256	8,741	6,409
Stock-based compensation	7,895	8,125	15,237	14,161
Payroll tax expense related to stock-based compensation	261	780	1,734	780
Amortization of lease intangible	180	180	360	360
Amortization of deferred costs on convertible notes	472	466	937	930
Acquisition and other	676	—	927	686
Gain on sale of property and equipment	—	(23)	—	(23)
Charitable contribution of common stock	614	314	1,130	657
Lease termination	—	—	(30)	—
Restructuring charges	95	—	1,556	—
Loss on debt extinguishment	16,430	—	16,430	—
Non-GAAP Net Income (Loss)	$4,681	$(606)	$5,509	$(6,348)

For the three months ended June 30, 2025, Non-GAAP net income was $4.7 million, as compared to Non-GAAP net loss of $(0.6) million for the same quarter in 2024. For the quarter ended June 30, 2025, Non-GAAP net income (loss) was 2.9% of revenue, as compared to (0.5)% of revenue for the same quarter in 2024.

For the six months ended June 30, 2025, Non-GAAP net income was $5.5 million, as compared to Non-GAAP net loss of $(6.3) million for the same period in 2024. For the six months ended June 30, 2025, Non-GAAP net income (loss) was 1.8% of revenue, as compared to (2.5)% of revenue for the same period in 2024.

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

Other Expenses

Other expenses consist primarily of loss on debt extinguishment, realized foreign exchange gains and/or losses and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture's income.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenue	$162,547	$132,595
Cost of revenue	97,371	79,718
Gross profit	65,176	52,877
Operating expenses:
Sales and marketing	29,781	27,487
Operations and support	17,732	14,173
Product development	11,008	10,018
General and administrative	16,945	16,488
Total operating expenses	75,466	68,166
Loss from operations	(10,290)	(15,289)
Other (expenses) income:
Interest expense	(1,182)	(1,188)
Interest and dividend income	2,174	2,762
Other expenses	(17,365)	(233)
Income from unconsolidated joint venture	218	234
Total other (expenses) income	(16,155)	1,575
Loss before income taxes	(26,445)	(13,714)
Benefit for income taxes	8	10
Net loss	(26,437)	(13,704)
Net loss attributable to noncontrolling interest	(3)	(7)
Net loss attributable to common stockholders	$(26,434)	$(13,697)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	59.9%	60.1%
Gross profit	40.1%	39.9%
Operating expenses:
Sales and marketing	18.3%	20.7%
Operations and support	10.9%	10.7%
Product development	6.8%	7.6%
General and administrative	10.4%	12.4%
Total operating expenses	46.4%	51.4%
Loss from operations	(6.3)%	(11.5)%
Other (expenses) income:
Interest expense	(0.7)%	(0.9)%
Interest and dividend income	1.3%	2.1%
Other expenses	(10.7)%	(0.2)%
Income from unconsolidated joint venture	0.1%	0.2%
Total other (expenses) income	(10.0)%	1.2%
Loss before income taxes	(16.3)%	(10.3)%
Benefit for income taxes	—%	—%
Net loss	(16.3)%	(10.3)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(16.3)%	(10.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,

	2025	2024
Marketplace
Revenue	$148,223	$117,287
Cost of revenue	95,759	78,024
Gross Profit	$52,464	$39,263
Gross Margin	35.4%	33.5%

Supplier services
Revenue	$14,324	$15,308
Cost of revenue	1,612	1,694
Gross Profit	$12,712	$13,614
Gross Margin	88.7%	88.9%

Revenue

Total revenue increased $30.0 million, or 23%, from $132.6 million for the three months ended June 30, 2024 to $162.5 million for the three months ended June 30, 2025. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $30.9 million, or 26%, from $117.3 million for the three months ended June 30, 2024 to $148.2 million for the three months ended June 30, 2025. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the three months ended June 30, 2025 as compared to the prior year period.

Supplier services revenue decreased $1.0 million, or 6% from $15.3 million for the three months ended June 30, 2024 to $14.3 million for the three months ended June 30, 2025. The decrease in revenue was due to reductions in Thomas advertising and marketing services and to a lesser extent a decrease in Thomas non-core services partly offset by growth in financial services.

Total revenue for the three months ended June 30, 2025 and 2024 was $135.7 million and $112.2 million, respectively, for the U.S. operating segment and $26.8 million and $20.4 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $17.7 million, or 22%, from $79.7 million for the three months ended June 30, 2024 to $97.4 million for the three months ended June 30, 2025. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and supplier services for the three months ended June 30, 2025 was $95.8 million and $1.6 million, respectively, as compared to $78.0 million and $1.7 million, respectively, for the three months ended June 30, 2024.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $12.3 million, or 23%, from $52.9 million for the three months ended June 30, 2024 to $65.2 million for the three months ended June 30, 2025. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 40.1% for three months ended June 30, 2025 as compared to 39.9% for the three months ended June 30, 2024. The increase was primarily driven by higher marketplace gross margin as compared to the prior period.

Gross margin for marketplace was 35.4% for the three months ended June 30, 2025, as compared to 33.5% for the three months ended June 30, 2024. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimizes pricing to buyers and suppliers.

Gross margin for our supplier services remained flat at 89% for the three months ended June 30, 2025 and 2024.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $2.3 million, or 8%, from $27.5 million for the three months ended June 30, 2024 to $29.8 million for the three months ended June 30, 2025, primarily due to additional sales and marketing employees and their compensation and benefit costs and increased advertising costs. As a percent of total revenue, sales and marketing expenses decreased to 18.3% for the three months ended June 30, 2025 from 20.7% for the three months ended June 30, 2024.

Advertising expense increased 5%, from $8.8 million for the three months ended June 30, 2024 to $9.2 million for the three months ended June 30, 2025 primarily due to increased marketplace advertising.

Operations and Support

Operations and support expense increased $3.6 million, or 25%, from $14.2 million for the three months ended June 30, 2024 to $17.7 million for the three months ended June 30, 2025, primarily due to additional employees and their compensation cost including stock based compensation, consulting expense and increases in severance costs. As a percent of total revenue, operations and support expenses increased to 10.9% for the three months ended June 30, 2025 from 10.7% for the three months ended June 30, 2024.

Product Development

Product development expense increased $1.0 million, or 10%, from $10.0 million for the three months ended June 30, 2024 to $11.0 million for the three months ended June 30, 2025, primarily as a result of increases in amortization expense related to capitalized internal-use software development costs, increases in software costs and increases in severance costs. As a percent of total revenue, product development expenses decreased to 6.8% for the three months ended June 30, 2025 as compared to 7.6% for the three months ended June 30, 2024.

General and Administrative

General and administrative expense increased $0.5 million, or 3%, from $16.5 million for the three months ended June 30, 2024 to $16.9 million for the three months ended June 30, 2025. The increase was due to increases in the cost of charitable contributions of Class A common stock, reserves for bad debt, consulting costs and software and maintenance costs. As a percent of total revenue, general and administrative expenses decreased to 10.4% for the three months ended June 30, 2025 from 12.4% for the three months ended June 30, 2024.

Other Income (Expenses)

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended June 30, 2025 and 2024. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased $0.6 million, or 21%, from $2.8 million for the three months ended June 30, 2024 to $2.2 million for the three months ended June 30, 2025. The decrease was primarily due to lower investment in the money market account as the Company funds ongoing operations.

Other Expenses

Other expenses increased by $17.1 million, from $0.2 million for the three months ended June 30, 2024 to $17.4 million for the three months ended June 30, 2025. The increase was primarily attributable to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of 2027 Notes, and to a lesser extent to the increase in foreign exchange losses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.2 million for the three months ended June 30, 2025 and 2024.

Additional Segment Considerations

Total segment Adjusted EBITDA from our U.S. reportable segment for the three months ended June 30, 2025 and 2024 was $6.9 million and $0.2 million, respectively. Total segment Adjusted EBITDA from our International reportable segment was $(2.9) million for both three-month periods ended June 30, 2025 and 2024.

Refer to Note 5, Segments as we changed our measure of segment profit or loss in 2024 to segment Adjusted EBITDA and recast prior year data.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Revenue	$313,518	$255,285
Cost of revenue	192,011	154,506
Gross profit	121,507	100,779
Operating expenses:
Sales and marketing	56,216	54,687
Operations and support	34,822	28,220
Product development	22,179	19,608
General and administrative	33,971	31,410
Total operating expenses	147,188	133,925
Loss from operations	(25,681)	(33,146)
Other (expenses) income:
Interest expense	(2,370)	(2,377)
Interest and dividend income	4,451	5,494
Other expenses	(18,245)	(620)
Income from unconsolidated joint venture	324	331
Total other (expenses) income	(15,840)	2,828
Loss before income taxes	(41,521)	(30,318)
Benefit for income taxes	8	10
Net loss	(41,513)	(30,308)
Net (loss) income attributable to noncontrolling interest	(1)	5
Net loss attributable to common stockholders	$(41,512)	$(30,313)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	61.2%	60.5%
Gross profit	38.8%	39.5%
Operating expenses:
Sales and marketing	17.9%	21.4%
Operations and support	11.1%	11.1%
Product development	7.1%	7.7%
General and administrative	10.8%	12.3%
Total operating expenses	46.9%	52.5%
Loss from operations	(8.1)%	(13.0)%
Other (expenses) income:
Interest expense	(0.8)%	(0.9)%
Interest and dividend income	1.4%	2.2%
Other expenses	(5.8)%	(0.2)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other (expenses) income	(5.1)%	1.2%
Loss before income taxes	(13.2)%	(11.8)%
Benefit for income taxes	—%	—%
Net loss	(13.2)%	(11.8)%
Net (loss) income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(13.2)%	(11.8)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Marketplace
Revenue	$284,576	$224,473
Cost of revenue	188,805	150,931
Gross Profit	$95,771	$73,542
Gross Margin	33.7%	32.8%

Supplier services
Revenue	$28,942	$30,812
Cost of revenue	3,206	3,575
Gross Profit	$25,736	$27,237
Gross Margin	88.9%	88.4%

Revenue

Total revenue increased $58.2 million, or 23%, from $255.3 million for the six months ended June 30, 2024 to $313.5 million for the six months ended June 30, 2025. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $60.1 million, or 27%, from $224.5 million for the six months ended June 30, 2024 to $284.6 million for the six months ended June 30, 2025. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the six months ended June 30, 2025 as compared to the prior year period.

Supplier services revenue decreased $1.9 million, or 6%, from $30.8 million for the six months ended June 30, 20244 to $28.9 million for the six months ended June 30, 2025. The decrease in revenue was due to reductions in Thomas advertising and marketing services and to a lesser extent a decrease in Thomas non-core services partly offset by growth in financial services.

Total revenue for the six months ended June 30, 2025 and 2024, was $263.6 million and $215.5 million, respectively, for the U.S. operating segment, and $50.0 million and $39.8 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $37.5 million, or 24%, from $154.5 million for the six months ended June 30, 2024 to $192.0 million for the six months ended June 30, 2025. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and supplier services for the six months ended June 30, 2025 was $188.8 million and $3.2 million, respectively, as compared to $150.9 million and $3.6 million, respectively, for the six months ended June 30, 2024.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $20.7 million, or 21%, from $100.8 million for the six months ended June 30, 2024 to $121.5 million for the six months ended June 30, 2025. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 38.8% for six months ended June 30, 2025 as compared to 39.5% for the six months ended June 30, 2024. The decrease is primarily driven by faster growth and associated mix shift to marketplace revenue which has lower gross margin than supplier services.

Gross margin for marketplace was 33.7% for the six months ended June 30, 2025, as compared to 32.8% for the six months ended June 30, 2024. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimizes pricing to buyers and suppliers.

Gross margin for our supplier services improved slightly to 88.9% for the six months ended June 30, 2025, as compared to 88.4% for the prior year period.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $1.5 million, or 3%, from $54.7 million for the six months ended June 30, 2024 to $56.2 million for the six months ended June 30, 2025, primarily due to additional sales and marketing employees and their compensation costs, including stock-based compensation, along with consulting and travel costs. These increases were offset by a reduction in marketing and advertising expense. As a percent of total revenue, sales and marketing expenses decreased to 17.9% for the six months ended June 30, 2025 from 21.4% for the six months ended June 30, 2024.

Advertising expense decreased 6%, from $17.1 million for the six months ended June 30, 2024 to $16.0 million for the six months ended June 30, 2025 primarily due to decreased marketplace advertising.

Operations and Support

Operations and support expense increased $6.6 million, or 23%, from $28.2 million for the six months ended June 30, 2024 to $34.8 million for the six months ended June 30, 2025, primarily due to hiring of additional operations and support employees and their compensation costs including stock-based compensation, increase in consulting costs, and severance costs related to the restructuring. As a percent of total revenue, operations and support expenses remained flat at 11.1% for the six months ended June 30, 2025 and 2024.

Product Development

Product development expense increased $2.6 million, or 13%, from $19.6 million for the six months ended June 30, 2024 to $22.2 million for the six months ended June 30, 2025, primarily as a result of increases in amortization expense related to capitalized internal-use software development costs, increases in software costs, severance costs related to restructuring and consulting costs. As a percent of total revenue, product development expenses decreased to 7.1% for the six months ended June 30, 2025 from 7.7% for the six months ended June 30, 2024.

General and Administrative

General and administrative expense increased $2.6 million, or 8%, from $31.4 million for the six months ended June 30, 2024 to $34.0 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in reserves for bad debt, general and administrative employees and their compensation costs, software costs, consulting costs and severance costs related to restructuring. These increases were offset by reductions in professional fees. As a percent of total revenue, general and administrative expenses decreased to 10.8% for the six months ended June 30, 2025 from 12.3% for the six months ended June 30, 2024.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $2.4 million for the six months ended June 30, 2025 and 2024. Interest expense is primarily due to the interest on the 2027 convertible notes issued in February 2022.

Interest and Dividend Income

Interest and dividend income decreased by $1.0 million, or 19%, from $5.5 million for the six months ended June 30, 2024 to $4.5 million for the six months ended June 30, 2025. The decrease was primarily due to lower investment in the money market account as the Company funds ongoing operations.

Other Expenses

Other expenses increased by $17.6 million, from $0.6 million for the six months ended June 30, 2024 to $18.2 million for the six months ended June 30, 2025. The increase was primarily attributable to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of 2027 notes, and to a lesser extent to the increases in foreign exchange losses and non-income based taxes.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.3 million for the six months ended June 30, 2025 and 2024.

Additional Segment Considerations

Total segment Adjusted EBITDA from our U.S. reportable segment for the six months ended June 30, 2025 and 2024 was $9.9 million and $(5.2) million, respectively. Total segment Adjusted EBITDA from our International reportable segment for the six months ended June 30, 2025 and 2024 was $(5.9) million and $(4.9) million, respectively.

Refer to Note 5, Segments as we changed our measure of segment profit or loss in 2024 to segment Adjusted EBITDA and recast prior year data.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of June 30, 2025, our cash and cash equivalents and marketable securities totaled $225.8 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Convertible Notes due 2030

In June 2025, we issued $250.0 million aggregate principal amount of 2030 Notes pursuant to an indenture dated June 12, 2025, including the exercise in full of the initial purchasers’ option to purchase up to an addition $25.0 million principal amount of the 2030 Notes. The 2030 Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2030 Notes were $242.2 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2030 Notes are general unsecured obligations and bear regular interest at 0.75% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. The 2030 Notes will mature on June 15, 2030 unless earlier repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2030 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 21.2495 shares of Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $47.06 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. In addition, following certain corporate events that occur prior to the maturity date of the 2030 Notes or if we deliver a notice of redemption in respect of the 2030 Notes, we will, under certain circumstances, increase the conversion rate of the 2030 Notes for a holder who elects to convert its 2030 Notes in connection with such a corporate event or convert its 2030 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after June 20, 2028 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2030, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2030 Notes on each such trading day;
•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2030 Notes;
•
on a notice of redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2030 Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

On or after March 15, 2030, the 2030 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

In the event of a fundamental change (as defined in the indenture governing the 2030 Notes), subject to certain conditions and limited exceptions, holders of the 2030 Notes may require us to repurchase for cash all or a portion of the 2030 Notes at a price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

We accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of June 30, 2025, the 2030 Notes have a carrying value of approximately $241.5 million with an effective annual interest rate of 1.5%.

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

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to November 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2022 (and only during such quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day;
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

Partial Repurchase of 2027 Notes

We used a portion of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $201.7 million in aggregate principal amount of outstanding 2027 Notes. The total cash paid in connection with this repurchase was approximately $216.7 million, which included approximately $0.7 million to pay the accrued interest through the settlement date and an approximate $14.3 million premium. The repurchase resulted in a $16.4 million loss on debt extinguishment, which included the write-off of $2.1 million of deferred costs related to the 2027 Notes. The loss on debt extinguishment was recorded within Other expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Following this partial repurchase, approximately $85.8 million aggregate principal amount of the 2027 Notes remain outstanding on our Condensed Consolidated Balance Sheet. The original terms and conditions continue to apply to the remaining notes, and the unamortized debt discount and issuance costs related to these notes will continue to be deferred and accreted.

As of June 30, 2025, the 2027 Notes have a carrying value of approximately $84.9 million with an effective annual interest rate of 1.6%.

Capped Call Transactions

In connection with the issuance of 2030 Notes, we entered into capped call transactions (the “Capped Calls”) with respect to its Class A common shares with certain financial institutions. The Capped Calls are expected to reduce the potential dilution to our Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $63.35 per share and which is subject to certain adjustments under the terms of the Capped Calls.

We used approximately $17.5 million of the net proceeds from the 2030 Notes to pay the cost of the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Capped Call are not accounted for as derivatives and will not be remeasured; they will remain in stockholder's equity until expiration or settlement.

Purchase of Treasury Stock

In conjunction with the 2030 Notes issuance, we purchased 220,994 shares of our Class A common stock in privately negotiated transactions at an average price of $36.20 per share on June 9, 2025. The $8.1 million of treasury stock repurchase costs was funded using a portion of the proceeds of the 2030 Notes and was recorded as a reduction to stockholder's equity in the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(4,118)	$(20,835)
Net cash used in investing activities	(3,834)	(12,140)
Net cash provided by financing activities	2,046	1,795

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $4.1 million, primarily due to a net loss of $(41.5) million adjusted for non-cash charges of $44.5 million and a net decrease in our operating assets and liabilities of $(7.1) million. The non-cash adjustments primarily relate to a loss on debt extinguishment of $16.4 million, stock-based compensation of $15.2 million, depreciation and amortization of $8.7 million and a $2.2 million of reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by the changes in accounts receivable of $13.5 million due to increased sales and a reduction in lease liabilities of $3.2 million, offset by changes in accounts payable and accrued cost of revenue of $6.4 million due to timing of payments and growth, changes in contract liabilities of $2.1 million and changes in other accrued expenses of $2.0 million.

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

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $3.8 million, primarily due to the purchase of property and equipment (which includes the internal-use software development costs) of $12.5 million and the purchase of marketable securities of $4.4 million offset by the sale of marketable securities of $13.0 million.

For the six months ended June 30, 2024, net cash used in investing activities was $12.1 million, primarily due to the purchase of marketable securities of $13.5 million and purchase of property and equipment (which includes the internal-use software development costs) of $8.8 million offset from the sale of marketable securities of $10.0 million.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $2.0 million, primarily resulting from $242.2 million in net proceeds from the issuance of the 2030 Notes (net of issuance costs) and approximately $1.4 million from the exercise of stock options largely offset by outflows of $216.0 million to repurchase a portion of the 2027 Notes, approximately $17.5 million to purchase capped calls, and approximately $8.1 million to purchase treasury stock.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 16% of our revenues for the six months ended June 30, 2025, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the six months ended June 30, 2025 would have decreased by 1.3%. During the six months ended June 30, 2025, our revenues were slightly impacted as the average exchange rate experienced modest fluctuations during the six month periods ending June 30, 2025 and June 30, 2024.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended June 30, 2025, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

None.

(b)
Purchases of Equity Securities by the Issuer

The following table sets forth information regarding our purchases of our Class A common stock during the three months ended June 30, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)(1)
June 1 to June 30, 2025	221	36.20

(1) On June 9, 2025, in connection with the issuance of the 2030 Notes, we entered into privately negotiated transactions effected with or through one of the initial purchasers of the 2030 Notes or one of its affiliates with certain purchasers of the 2030 Notes to repurchase for cash 220,994 shares of our Class A common stock equal to the last reported sale price per share of our Class A common stock on the Nasdaq Global Select Market on June 9, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities, as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Vaidy Raghavan Chief Technology Officer	Adopted	5/13/2025	X	-	20,861	-	10/1/2027
James Miln Chief Financial Officer	Terminated(1)	5/19/2025	X	-	49,638	-	3/15/2026
James Miln Chief Financial Officer	Adopted(1)	5/19/2025	X	-	58,488	-	6/1/2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 12, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
4.1

Indenture, dated as of June 12, 2025, by and between Xometry, Inc. and U.S. Bank Trust Company, National Association as Trustee, (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on June 12, 2025).

4.2

Form of Global Note representing Xometry, Inc.’s 0.75% Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on June 12, 2025).

10.1

Form of Confirmation for Capped Call Transactions (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on June 12, 2025).

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

XOMETRY, INC.

Date: August 5, 2025	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)