Form 10-Q
period 2025-09-30
Xometry, Inc.
filed 2025-11-04
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, the registrant had 49,772,345 shares of Class A common stock, $0.000001 par value per share, and 1,475,311 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

•

the effects of inflation, interest rates, recessionary factors, foreign exchange rate volatility, tariffs and other trade barriers, the ongoing U.S. government shutdown, domestic and global geopolitical uncertainties, public health crises, supply-chain disruptions or other macroeconomic factors, which may lead to periods of global economic uncertainty;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$20,845	$22,232
Marketable securities	203,674	217,603
Accounts receivable, less allowance for credit losses of $6.5 million as of September 30, 2025 and $4.9 million as of December 31, 2024	98,887	73,962
Inventory	4,241	3,915
Prepaid expenses	5,904	4,954
Other current assets	7,554	4,874
Total current assets	341,105	327,540
Property and equipment, net	54,545	44,825
Operating lease right-of-use assets	5,333	8,462
Investment in unconsolidated joint venture	4,209	4,065
Intangible assets, net	29,456	32,139
Goodwill	263,770	262,686
Other assets	459	412
Total assets	$698,877	$680,129
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$46,242	$35,023
Other accrued expenses	33,306	24,401
Contract liabilities	11,322	7,948
Income taxes payable	730	979
Operating lease liabilities, current portion	2,547	6,436
Total current liabilities	94,147	74,787
Convertible notes	326,943	283,628
Operating lease liabilities, net of current portion	3,965	5,072
Deferred income taxes	185	229
Other liabilities	547	817
Total liabilities	425,787	364,533
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 49,557,368 shares and 48,289,274 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	698,972	685,054
Treasury stock, at cost, 220,994 and zero shares as of September 30, 2025 and December 31, 2024, respectively	(8,080)	—
Accumulated other comprehensive income (loss)	4,454	(328)
Accumulated deficit	(423,382)	(370,273)
Total stockholders’ equity	271,964	314,453
Noncontrolling interest	1,126	1,143
Total equity	273,090	315,596
Total liabilities and stockholders’ equity	$698,877	$680,129

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$180,715	$141,698	$494,234	$396,983
Cost of revenue	108,686	85,873	300,698	240,379
Gross profit	72,029	55,825	193,536	156,604
Operating expenses
Sales and marketing	32,649	27,204	88,866	81,891
Operations and support	18,403	14,698	53,225	42,918
Product development	12,524	9,344	34,703	28,952
General and administrative	19,463	16,060	53,433	47,470
Impairment of assets	49	—	49	—
Total operating expenses	83,088	67,306	230,276	201,231
Loss from operations	(11,059)	(11,481)	(36,740)	(44,627)
Other (expenses) income
Interest expense	(1,278)	(1,187)	(3,648)	(3,564)
Interest and dividend income	2,139	2,781	6,591	8,275
Other expenses	(1,636)	(444)	(19,882)	(1,064)
Income from unconsolidated joint venture	220	162	544	493
Total other (expenses) income	(555)	1,312	(16,395)	4,140
Loss before income taxes	(11,614)	(10,169)	(53,135)	(40,487)
Benefit (provision) for income taxes	17	(30)	25	(20)
Net loss	(11,597)	(10,199)	(53,110)	(40,507)
Net (loss) income attributable to noncontrolling interest	—	—	(1)	5
Net loss attributable to common stockholders	$(11,597)	$(10,199)	$(53,109)	$(40,512)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.23)	$(0.21)	$(1.05)	$(0.83)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	50,920,588	49,282,164	50,653,997	48,901,475

Net loss	$(11,597)	$(10,199)	$(53,110)	$(40,507)
Comprehensive income (loss):
Foreign currency translation	180	795	4,766	430
Total other comprehensive income	180	795	4,766	430
Comprehensive loss	(11,417)	(9,404)	(48,344)	(40,077)
Comprehensive income (loss) attributable to noncontrolling interest	7	(23)	(17)	8
Total comprehensive loss attributable to common stockholders	$(11,424)	$(9,381)	$(48,327)	$(40,085)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2025 and 2024

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Interest	Equity
Balance, June 30, 2025	49,107,080	$—	1,475,311	$—	$685,986	220,994	$(8,080)	$4,281	$(411,785)	$270,402	$1,119	$271,521
Exercise of common stock options	166,305	—	—	—	1,288	—	—	—	—	1,288	—	1,288
Vesting of restricted stock units	263,850	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	950	—	—	—	—	950	—	950
Stock-based compensation	—	—	—	—	10,748	—	—	—	—	10,748	—	10,748
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	173	—	173	7	180
Net loss	—	—	—	—	—	—	—	—	(11,597)	(11,597)	—	(11,597)
Total comprehensive loss	—	—	—	—	—	—	—	—	(11,597)	(11,424)	7	(11,417)
Balance, September 30, 2025	49,557,368	$—	1,475,311	$—	$698,972	220,994	$(8,080)	$4,454	$(423,382)	$271,964	$1,126	$273,090

Balance, June 30, 2024	46,322,810	$—	2,676,154	$—	$665,555	—	$—	$464	$(350,185)	$315,834	$1,150	$316,984
Exercise of common stock options	277,829	—	—	—	1,420	—	—	—	—	1,420	—	1,420
Vesting of restricted stock units	148,029	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	406	—	—	—	—	406	—	406
Stock-based compensation	—	—	—	—	6,954	—	—	—	—	6,954	—	6,954
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	818	—	818	(23)	795
Net loss	—	—	—	—	—	—	—	—	(10,199)	(10,199)	—	(10,199)
Total comprehensive loss	—	—	—	—	—	—	—	—	(10,199)	(9,381)	(23)	(9,404)
Balance, September 30, 2024	46,768,801	$—	2,676,154	$—	$674,335	—	$—	$1,282	$(360,384)	$315,233	$1,127	$316,360

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2025 and 2024

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	—	$—	$(328)	$(370,273)	$314,453	$1,143	$315,596
Exercise of common stock options	311,699	—	—	—	2,703	—	—	—	—	2,703	—	2,703
Vesting of restricted stock units	1,100,274	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	60,399	—	—	—	2,080	—	—	—	—	2,080	—	2,080
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock-based compensation	—	—	—	—	25,985	—	—	—	—	25,985	—	25,985
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	4,782	—	4,782	(16)	4,766
Net loss	—	—	—	—	—	—	—	—	(53,109)	(53,109)	(1)	(53,110)
Total comprehensive loss	—	—	—	—	—	—	—	—	(53,109)	(48,327)	(17)	(48,344)
Balance, September 30, 2025	49,557,368	$—	1,475,311	$—	$698,972	220,994	$(8,080)	$4,454	$(423,382)	$271,964	$1,126	$273,090

Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	—	$—	$855	$(319,872)	$329,300	$1,119	$330,419
Exercise of common stock options	502,981	—	—	—	3,215	—	—	—	—	3,215	—	3,215
Vesting of restricted stock units	642,833	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	21,083	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	60,399	—	—	—	1,063	—	—	—	—	1,063	—	1,063
Stock-based compensation	—	—	—	—	21,115	—	—	—	—	21,115	—	21,115
Comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	427	—	427	3	430
Net (loss) income	—	—	—	—	—	—	—	—	(40,512)	(40,512)	5	(40,507)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(40,512)	(40,085)	8	(40,077)
Balance, September 30, 2024	46,768,801	$—	2,676,154	$—	$674,335	—	$—	$1,282	$(360,384)	$315,233	$1,127	$316,360

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,110)	$(40,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,741	9,622
Impairment of assets	49	—
Reduction in carrying amount of right-of-use asset	3,350	3,328
Lease termination	(14)	—
Stock-based compensation	25,985	21,115
Revaluation of contingent consideration	—	137
Income from unconsolidated joint venture	(144)	(93)
Donation of common stock	2,080	1,063
Loss on debt extinguishment	16,430	—
Gain on sale of property and equipment	—	(23)
Amortization of deferred costs on convertible notes	1,527	1,394
Deferred tax benefit	(44)	(30)
Changes in other assets and liabilities:
Accounts receivable, net	(23,370)	(8,263)
Inventory	(192)	(598)
Prepaid expenses	(904)	786
Other assets	(1,233)	4,354
Accounts payable and accrued cost of revenue	10,728	(18,293)
Other accrued expenses	9,100	6,782
Contract liabilities	3,170	916
Lease liabilities	(5,202)	(5,068)
Other liabilities	(24)	529
Income taxes payable	(249)	(1,620)
Net cash provided by (used in) operating activities	1,674	(24,469)
Cash flows from investing activities:
Purchases of marketable securities	(6,571)	(16,253)
Proceeds from sale of marketable securities	20,500	15,000
Purchases of property and equipment	(19,911)	(13,560)
Proceeds from sale of property and equipment	—	79
Net cash used in investing activities	(5,982)	(14,734)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	250,000	—
Costs incurred in connection with issuance of convertible notes	(8,650)	—
Payments for repurchase of convertible notes	(215,992)	—
Purchase of capped calls	(17,475)	—
Purchase of treasury stock	(8,080)	—
Proceeds from stock options exercised	2,703	3,215
Net cash provided by financing activities	2,506	3,215
Effect of foreign currency translation on cash and cash equivalents	415	(6)
Net decrease in cash and cash equivalents	(1,387)	(35,994)
Cash and cash equivalents at beginning of the period	22,232	53,424
Cash and cash equivalents at end of the period	$20,845	$17,430
Supplemental cash flow information:
Cash paid for interest	$2,600	$2,875
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	74	—
Non-cash consideration in connection with business combination	625	—

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013 and our corporate headquarters is located in North Bethesda, Maryland. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace, a leading North American industrial sourcing platform Thomasnet® and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Together, these platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create resilient supply chains. Xometry’s marketplaces use proprietary AI to help buyers efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI enables our rapidly growing network of manufacturers to select the optimal jobs to fill their capacity. Our suite of cloud-based services and our Thomasnet industrial sourcing platform helps manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services.

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

We use proprietary technology to enable product designers, engineers, buyers and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers, as well as larger production orders of single parts. Xometry’s Teamspace offers enterprise-wide collaboration software that unites engineers, managers and purchasing executives to expedite procurement of custom-manufacturing services. We continue to improve features on Xometry and expand the offering with the launch of Teamspace in Europe in the second quarter of 2025.

Xometry marketplace offers buyers an expanding number of manufacturing categories including computer numerical control manufacturing, sheet metal forming, sheet cutting, 3D printing, die casting, stamping, injection molding, urethane casting, tube cutting, and tube bending from rapid prototyping and to high-volume production. As well, we are expanding the number of certifications, materials and finishing options on the platform. Xometry’s extensible technology platform allows the Company to expand technologies and processes to gain more wallet share with our buyers.

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

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

The Condensed Consolidated Balance Sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period. The Company has two reportable segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company’s consolidated subsidiaries operating in Germany and to a lesser extent, United Kingdom, Turkey, China and Japan, is the Euro, British Pound Sterling, Turkish Lira, Yuan and the Yen, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive (loss) income, as a separate component of equity.

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

The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses, other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company’s marketable securities are recorded at fair value.

(e)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts. These investments are stated at cost, which approximates fair value.

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company’s marketable securities represent our investments in a short-term money market fund. These marketable securities have maturities of three months or less. As of September 30, 2025 and December 31, 2024, the Company’s marketable securities of $203.7 million and $217.6 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

(g)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company’s accounts receivable do not bear interest. Amounts collected on accounts receivable are included in net cash used in operating activities in the Condensed Consolidated Statements of Cash Flows. For buyers for which the Company provides credit, the Company performs credit inquiries, including reference checks, and queries credit ratings services and other publicly available information. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history, current market conditions and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. The Company reviews its valuation allowance monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance for Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2025	2024
Allowance for credit losses
Balance at beginning of year, January 1	$4,912	$2,444
Charge to provision accounts	5,322	4,024
Write-offs or other	(3,685)	(1,556)
Balance at period end, September 30 and December 31, respectively	$6,549	$4,912

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $18.9 million for the nine months ended September 30, 2025 and $17.0 million for the year ended December 31, 2024. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of September 30, 2025 and December 31, 2024, the Company’s goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

(j)
Revenue

The Company derives the majority of its U.S. and International marketplace revenue from the sale of parts and assemblies fulfilled using a vast network of suppliers. The Company recognizes revenue from the sales to our customers pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Revenue is shown net of estimated returns, refunds, and allowances. At September 30, 2025 and December 31, 2024, the Company has a provision for estimated returns, refunds or allowances of approximately $0.2 million and $0.1 million, respectively.

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

The following table presents contract liabilities as of December 31, 2024 and September 30, 2025 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2024	$7,948
Revenue recognized	(169,669)
Payments received in advance	173,043
Contract liabilities at September 30, 2025	$11,322

During the nine months ended September 30, 2025, the Company recognized approximately $7.3 million of revenue related to its contract liabilities as of December 31, 2024.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per-order basis. For marketplace contracts, sales commissions are generally expensed as incurred. For supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company’s sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.7 million and $2.1 million, respectively, of amortization related to deferred sales commissions. For the three and nine months ended September 30, 2024, the Company recognized approximately $1.3 million and $5.7 million, respectively, of amortization related to deferred sales commissions. As of September 30, 2025 and December 31, 2024, the Company had deferred sales contract acquisition costs of $0.4 million for both periods, which is classified in other current assets on the Condensed Consolidated Balance Sheets.

(k)
Cost of Revenue

Cost of revenue for marketplace primarily consists of the cost of the products that are manufactured or produced by the Company’s suppliers for delivery to buyers on the Company’s platform, internal and external production costs, shipping costs, and certain internal depreciation.

Cost of revenue for supplier services primarily consists of internal and external production costs and website hosting.

(l)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current portion and operating lease liabilities, net of current portion in the Condensed Consolidated Balance Sheets. For leases with terms of twelve months or less, the Company does not recognize ROU assets or lease liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Condensed Consolidated Balance Sheets.

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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and nine months ended September 30, 2025, the Company’s advertising costs were $9.2 million and $25.3 million, respectively. For the three and nine months ended September 30, 2024, the Company’s advertising cost were $9.4 million and $26.5 million, respectively.

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

(o)
Product Development

Product development costs which are not eligible for capitalization are expensed as incurred. These costs primarily consist of compensation expenses, including stock-based compensation to the Company’s employees performing routine improvements and maintenance on our platforms not related to a specific capitalizable project, software costs and certain depreciation and amortization expense.

(p)
General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, professional service fees and certain depreciation and amortization expense.

(q)
Stock-Based Compensation

All stock-based compensation, including stock options, restricted stock units and performance restricted stock units (“PRSUs”), are measured at the grant date fair value of the award. The fair value of the restricted stock units and PRSUs is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options, PRSUs and restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically three to four years. Forfeitures are recorded in the period in which they occur.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted this new standard in 2025 and applied the amendments prospectively. The adoption of this new standard does not impact our results of operations, cash flows, and financial condition.

(t)
Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a PBE would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospective adoption to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2024-04 on our consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which requires that in a business combination involving a variable interest entity (“VIE”) where equity interests are issued as consideration, the determination of the accounting acquirer should follow the general guidance under ASC 805-10-25 rather than default to the conclusion that the acquirer is primary beneficiary of the VIE. The amendments are intended to improve consistency in applying the acquisition method to business combinations. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2025-03 on our consolidated financial statements and related disclosures, including the potential impact on the accounting for any future business combinations involving VIEs.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2025-05 on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2025-06 on our consolidated financial statements and related disclosures.

There are currently no other accounting standards that have been issued, but not yet adopted, that are expected to have a significant impact on the Company’s consolidated financial position, results of operations or statement of cash flows upon adoption.

(3) Property and Equipment and Long-Lived Assets

Property and equipment consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30,	December 31,
	Useful Life	2025	2024
Technology hardware	3 years	$4,379	$3,884
Manufacturing equipment	2 - 10 years	6,690	6,572
Capitalized software development	3 years	80,450	60,480
Leasehold improvements	Shorter of useful life or lease term	1,731	1,761
Furniture and fixtures	7 years	3,067	2,549
Total		96,317	75,246
Less accumulated depreciation		(41,772)	(30,421)
Property and Equipment, net		$54,545	$44,825

Depreciation and amortization expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$184	$183	$550	$549
Sales and marketing	29	24	75	77
Operations and support	46	32	129	105
Product development	3,693	1,940	9,770	5,786
General and administrative	155	127	539	384
Total depreciation and amortization expense	$4,107	$2,306	$11,063	$6,901

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

Revenue and cost of revenue is presented in the following tables for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketplace	2025	2024	2025	2024
Revenue	$166,592	$126,965	$451,168	$351,438
Cost of revenue	107,086	84,347	295,891	235,278
Gross Profit	$59,506	$42,618	$155,277	$116,160

Supplier Services
Revenue	$14,123	$14,733	$43,066	$45,545
Cost of revenue	1,600	1,526	4,807	5,101
Gross Profit	$12,523	$13,207	$38,259	$40,444

(5) Segments

Xometry is organized in two segments referred to as: (1) U.S. and (2) International. Xometry’s operating segments are also the Company’s reportable segments. Xometry’s reportable segments are managed separately based on geography. The Company’s U.S. revenues primarily result from the sale of parts and assemblies and the sale of advertising and marketing services. The Company’s International revenues primarily result from the sale of parts and assemblies. Xometry’s two segments are defined based on the reporting and review process used by the CODM, the Chief Executive Officer.

The Company evaluates the performance of the operating segments primarily based on revenue and segment Adjusted EBITDA. The CODM uses actual results compared to budgeted or forecasted segment Adjusted EBITDA to determine if the reporting units are making progress toward profitability and when making decisions about the allocation of resources and the assessment of performance. In 2024, the Company determined that revenue and segment profit before income taxes were its measures of segment performance. In December 2024, the Company changed its segment profit or loss measure to segment Adjusted EBITDA based on a reassessment of the information currently used by the CODM to allocate resources and assess performance of the segments. The Company has recast segment Adjusted EBITDA for the prior periods.

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

The following tables reflect certain segment information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Revenue
U.S.	$151,093	$117,584	$414,646	$333,113
International	29,622	24,114	79,588	63,870
Total	$180,715	$141,698	$494,234	$396,983

Segment Cost of Revenue
U.S.	$90,933	$70,862	$251,841	$200,829
International	17,753	15,011	48,857	39,550
Total	$108,686	$85,873	$300,698	$240,379

Segment Adjusted Operating Expense(1)
U.S.	$49,995	$45,516	$143,121	$136,681
International	16,076	11,124	40,819	31,197
Total	$66,071	$56,640	$183,940	$167,878

Other Segment Items(2)
U.S.	$(184)	$(183)	$(550)	$(549)
International	—	—	—	—
Total	$(184)	$(183)	$(550)	$(549)

Segment Adjusted EBITDA
U.S.	$10,349	$1,389	$20,234	$(3,848)
International	(4,207)	(2,021)	(10,088)	(6,877)
Total Adjusted EBITDA	$6,142	$(632)	$10,146	$(10,725)
(Add) deduct:
Interest expense, interest and dividend income and other expenses	(775)	1,150	(16,939)	3,647
Depreciation and amortization	(5,000)	(3,213)	(13,741)	(9,622)
Amortization of lease intangible	(180)	(180)	(540)	(540)
Benefit (provision) for income taxes	17	(30)	25	(20)
Stock-based compensation	(10,748)	(6,954)	(25,985)	(21,115)
Payroll tax expense related to stock-based compensation	(366)	(96)	(2,100)	(876)
Acquisition and other	—	—	(927)	(686)
Charitable contribution of common stock	(950)	(406)	(2,080)	(1,063)
Income from unconsolidated joint venture	220	162	544	493
Impairment of assets	(49)	—	(49)	—
Restructuring charges	92	—	(1,464)	—
Net Loss	$(11,597)	$(10,199)	$(53,110)	$(40,507)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease termination and charitable contributions of common stock.

(2) Addback to Segment Cost of Revenue to calculate Segment Adjusted EBITDA.

The following tables reflect long-lived asset information as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Segment Property and equipment, net
U.S.	$44,347	$37,370
International	10,198	7,455
Total	$54,545	$44,825

Operating lease right-of-use assets
U.S.	$4,931	$7,728
International	402	734
Total	$5,333	$8,462

(6) Stock-Based Compensation

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

In connection with the Company’s initial public offering on July 2, 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other awards, or collectively, awards. Awards may be granted to Xometry employees, Xometry’s non-employee directors and consultants/contractors and the employees and consultants/contractors of Xometry affiliates. ISOs may be granted only to Xometry employees and the employees of Xometry affiliates.

As of September 30, 2025, there were 7,368,577 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the nine months ended September 30, 2025, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2024	1,640,638	$10.12	5.7	$53.4
Balance at December 31, 2024	1,906,483	$11.51	6.0	$59.4
Granted	—	—
Exercised	(310,537)	$8.68
Forfeited	(35,679)	$19.17
Expired	(24,490)	$29.25
Balance at September 30, 2025	1,535,777	$11.62	5.2	$65.8
Exercisable at September 30, 2025	1,418,270	$10.97	5.1	$61.7

No options were granted during the nine months ended September 30, 2025. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024, was $8.9 million and $6.3 million, respectively.

At September 30, 2025, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately one year as of September 30, 2025.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company’s restricted stock unit activity and the changes during the nine months ended September 30, 2025 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2024	2,530,358	$19.15	$107.9
Granted	1,967,124	$28.51
Vested	(994,479)	$20.44
Forfeited and cancelled	(443,839)	$21.36
Unvested RSUs as of September 30, 2025	3,059,164	$24.43	$166.6

At September 30, 2025, there was approximately $63.0 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of September 30, 2025.

Performance Restricted Stock Units

A summary of the status of the Company’s performance restricted stock unit activity and the changes during the nine months ended September 30, 2025 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2024	272,515	$17.32	$11.6
Granted	336,094	$23.14
Vested	(91,527)	$17.32
Forfeited and cancelled	(48,367)	$20.26
Unvested PRSUs as of September 30, 2025	468,715	$21.19	$25.5

At September 30, 2025, there was approximately $9.6 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately two years as of September 30, 2025.

Total stock-based compensation cost for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$3,059	$1,905	$7,282	$5,825
Operations and support	3,609	2,235	8,782	6,568
Product development	2,470	1,520	5,870	4,770
General and administrative	1,610	1,294	4,051	3,952
Total stock compensation expense	$10,748	$6,954	$25,985	$21,115

(7) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had less than $0.1 million of benefit for income taxes for the three and nine months ended September 30, 2025, and less than $0.1 million of provision for income taxes for the three and nine months ended September 30, 2024. This estimated annual effective tax rate of less than 0.1% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,597)	$(10,199)	$(53,110)	$(40,507)
Net (loss) income attributable to noncontrolling interest	—	—	(1)	5
Net loss attributable to common stockholders	$(11,597)	$(10,199)	$(53,109)	$(40,512)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	50,920,588	49,282,164	50,653,997	48,901,475
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(0.23)	$(0.21)	$(1.05)	$(0.83)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	September 30,
	2025	2024
Stock options outstanding	1,535,777	2,104,032
Unvested restricted stock units	3,059,164	2,494,772
Unvested performance restricted stock units	468,715	272,515
Shares reserved for charitable contribution	100,663	181,195
2027 Notes	1,529,157	5,123,624
2030 Notes	5,312,375	—
Total shares	12,005,851	10,176,138

(9) Debt Commitments and Contingencies

2030 Convertible Notes

In June 2025, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due in 2030 (the “2030 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $25.0 million principal amount of the 2030 Notes, pursuant to an indenture dated June 12, 2025. The 2030 Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2030 Notes were $241.4 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

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

We accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

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

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

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

Following this partial repurchase, approximately $85.8 million aggregate principal amount of the 2027 Notes remain outstanding on our Condensed Consolidated Balance Sheet. The original terms and conditions continue to apply to the remaining 2027 Notes, and the unamortized debt discount and issuance costs related to these notes will continue to accrete to interest expense.

The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated (in thousands):

	September 30, 2025
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(685)	$(53)	$85,067
2030 Notes	250,000	(7,050)	(1,074)	241,876
Total	$335,805	$(7,735)	$(1,127)	$326,943

	December 31, 2024
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$287,500	$(3,594)	$(278)	$283,628

The annual effective interest rate for the 2027 Notes and the 2030 Notes were approximately 1.6% and 1.4%, respectively. Interest expense related to the Convertible Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Coupon interest	$684	$718	$2,108	$2,156
Amortization of debt discount	503	431	1,378	1,294
Amortization of transaction costs	87	33	149	100
Total interest expense	$1,274	$1,182	$3,635	$3,550

The Company estimates the fair value of the Convertible Notes based on quoted market prices in less active markets and is classified as Level 2 in the fair value hierarchy. The following table presents the carrying value and estimated fair value of the Convertible Notes as of the date indicated (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$85,067	$102,494	$283,628	$311,621
2030 Notes(1)	241,876	352,300	—	—
Total Convertible Notes	$326,943	$454,794	$283,628	$311,621

(1) As of September 30, 2025 and December 31, 2024, the fair value of the Convertible Notes, as applicable, were measured using Level 2 inputs based on the frequency of trading on our debt at the end of the period.

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

We used approximately $17.5 million of the net proceeds from the 2030 Notes to pay the cost of the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Capped Calls are not accounted for as derivatives and will not be remeasured; they will remain in stockholder’s equity until expiration or settlement.

Purchase of Treasury Stock

In conjunction with the 2030 Notes issuance, we purchased 220,994 shares of our Class A common stock in privately negotiated transactions at an average price of $36.20 per share on June 9, 2025. The $8.1 million of treasury stock repurchase costs was funded using a portion of the proceeds of the 2030 Notes and was recorded as a reduction to stockholder’s equity in the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

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

Restructuring

During 2025, the Company initiated a restructuring action to help improve efficiency and align resources by reducing our workforce. During the nine months ended September 30, 2025, the Company incurred $1.5 million for employee termination costs related to the restructuring.

The following table shows the total amount incurred and the liability, which was recorded in accrued expenses in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2024 and September 30, 2025 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of December 31, 2024	$—
Restructuring costs incurred during the nine months ended September 30, 2025	1,464
Amount paid during the period ended September 30, 2025	(1,148)
Accrued restructuring costs as of September 30, 2025	$316

The following table shows the total restructuring costs incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$(27)	$—	$62	$—
Operations and support	(108)	—	718	—
Product development	11	—	510	—
General and administrative	32	—	174	—
Total restructuring charges	$(92)	$—	$1,464	$—

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company’s total matching contribution to the 401(k) Plan was $0.6 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and was $1.9 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

(10) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	September 30, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$9,301	$27,299
Trade Names	10	800	305	495
Developed Technology	5	740	597	143
Vendor Relationships	15	1,254	483	771
Database	5	2,400	1,830	570
Patents	17	157	68	89
Subtotal intangible assets		41,951	12,584	29,367
In-place Lease Intangible Asset	4	568	534	34
Above Market Lease Intangible Asset	4	896	841	55
Total intangible assets		$43,415	$13,959	$29,456

	December 31, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$7,471	$29,129
Trade Names	10	800	245	555
Developed Technology	5	739	507	232
Vendor Relationships	15	1,263	420	843
Database	5	2,400	1,470	930
Patents	17	157	61	96
Subtotal intangible assets		41,959	10,174	31,785
In-place Lease Intangible Asset	4	568	433	135
Above Market Lease Intangible Asset	4	896	677	219
Total intangible assets		$43,423	$11,284	$32,139

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2025	2024
Balance as of January 1:
Gross goodwill	$265,760	$265,989
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,686	262,915
Goodwill acquired during the year	—	—
Impact of foreign exchange	1,084	(229)
Net goodwill as of September 30, 2025 and December 31, 2024:	$263,770	$262,686

As of September 30, 2025 and December 31, 2024, Xometry had $263.8 million and $262.7 million, respectively of goodwill. As of September 30, 2025, $258.0 million was part of Xometry’s U.S. operating segment and $5.8 million was part of Xometry’s International operating segment. As of December 31, 2024, $258.0 million was part of Xometry’s U.S. operating segment and $4.7 million was part of Xometry’s International operating segment.

As of September 30, 2025, estimated amortization expense for intangible assets for the remainder of 2025 and the next five years is: $0.9 million in 2025, $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029, $2.6 million in 2030 and $15.0 million thereafter.

Amortization expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$770	$770	$2,310	2,310
Product development	30	42	90	126
General and administrative (1)	4	4	11	11
Total	$804	$816	$2,411	$2,447

(1) Amortization of the lease-related intangible assets is recorded as operating lease expense in general and administrative.

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

Overview

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013 and our corporate headquarters is located in North Bethesda, Maryland. Xometry operates a global artificial intelligence (“AI”) powered online manufacturing marketplace, a leading North American industrial sourcing platform Thomasnet® and a suite of cloud-based services including Workcenter and Teamspace that are rapidly digitizing the manufacturing industry. Together, these platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create resilient supply chains. Xometry’s marketplaces use proprietary AI to help buyers efficiently source custom-manufactured parts and assemblies and attain instant pricing and lead times. The AI enables our rapidly growing network of manufacturers to select the optimal jobs to fill their capacity. Our suite of cloud-based services and our Thomasnet industrial sourcing platform helps manufacturers and industrial service providers grow their businesses using our advertising, marketing and financial services.

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

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s platform makes it possible for buyers to quickly receive pricing, expected lead times, manufacturability feedback and place orders on the Company’s platform. The network allows the Company to provide high volumes of unique parts, including custom components and assemblies for its buyers, as well as larger production orders of single parts. Xometry’s Teamspace offers enterprise-wide collaboration software that unites engineers, managers and purchasing executives to expedite procurement of custom-manufacturing services. We continue to improve features on Xometry and expand the offering with the launch of Teamspace in Europe in the second quarter of 2025. In the third quarter of 2025, Thomasnet launched a new dynamic ad serving technology platform and began selling on the new platform for new customers. During the fourth quarter of 2025, we launched the new Workcenter mobile application, expanding the functionality of the platform.

Our mission is to accelerate innovation by providing real-time, equitable access to global manufacturing capacity and demand. Our vision is to drive efficiency, sustainability and innovation for industries worldwide by lowering the barriers to entry to the manufacturing ecosystem.

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

The majority of our revenue is derived from the sale of part(s) and assemblies to our customers on our marketplace, which we refer to as marketplace revenue. The suppliers on our platform offer a diversified and expanding mix of manufacturing processes. These manufacturing processes include computer numerical control (“CNC”) manufacturing, sheet metal forming, sheet cutting, 3D printing (including fused deposition modeling, direct metal laser sintering, PolyJet, stereolithography, selective laser sintering, binder jetting, carbon digital light synthesis, multi jet fusion and lubricant sublayer photo-curing), die casting, stamping, injection molding, urethane casting, tube cutting, tube bending, as well as finishing services, rapid prototyping and high-volume production. Xometry’s extensible technology platform allows the Company to add new technologies and processes to gain more wallet share with our buyers. We enable buyers to source these processes to meet complex and specific design and order needs across several industries, including Aerospace, Industrial, Medical Devices, Automotive, Consumer Goods, Defense, Government, Energy, Education and Robotics.

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

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, fluctuations in inflation and interest rates, volatile market conditions, impacts from tariffs, the ongoing U.S. government shutdown, the Russia-Ukraine war, conflict in the Middle East and other geopolitical tensions, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

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

Convertible Notes Transactions

In June 2025, we issued $250.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030. The net proceeds from the issuance of the 2030 Notes were approximately $241.4 million, net of debt issuance costs. We used a portion of the net proceeds to (i) repurchase a portion of our outstanding 1.00% convertible senior notes due 2027, (ii) enter into capped call transactions and (iii) repurchase shares of our Class A common stock. Refer to Note 9, Debt Commitments and Contingencies for our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Restructuring

During 2025, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the nine months ended September 30, 2025, we incurred $1.5 million for employee termination costs related to our restructuring. Refer to Note 9, Debt Commitments and Contingencies—Restructuring for our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 78,282 as of September 30, 2025, up 21% from 64,851 as of September 30, 2024. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended September 30, 2025, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of at Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of at Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at Least $50,000 on our platform reached 1,724 as of September 30, 2025, up 14% from 1,506 as of September 30, 2024.

Accounts with LTM Spend of at Least $50,000

1,506
1,724
3Q24
3Q25

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income, other expenses, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, (benefit) provision for income taxes, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from unconsolidated joint venture, impairment of assets, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,597)	$(10,199)	$(53,110)	$(40,507)
Add (deduct):
Interest expense, interest and dividend income and other expenses(1)	775	(1,150)	16,939	(3,647)
Depreciation and amortization	5,000	3,213	13,741	9,622
Amortization of lease intangible	180	180	540	540
(Benefit) provision for income taxes	(17)	30	(25)	20
Stock-based compensation	10,748	6,954	25,985	21,115
Payroll tax expense related to stock-based compensation	366	96	2,100	876
Acquisition and other	—	—	927	686
Charitable contribution of common stock	950	406	2,080	1,063
Income from unconsolidated joint venture	(220)	(162)	(544)	(493)
Impairment of assets	49	—	49	—
Restructuring charges	(92)	—	1,464	—
Adjusted EBITDA	$6,142	$(632)	$10,146	$(10,725)

(1) Includes loss on debt extinguishment.

For the three months ended September 30, 2025, Adjusted EBITDA was $6.1 million, as compared to Adjusted EBITDA of $(0.6) million for the same quarter in 2024. For the three months ended September 30, 2025, Adjusted EBITDA Margin was 3.4% of revenue, as compared to (0.4)% of revenue for the same quarter in 2024.

For the nine months ended September 30, 2025, Adjusted EBITDA was $10.1 million, as compared to Adjusted EBITDA of $(10.7) million for the same period in 2024. For the nine months ended September 30, 2025, Adjusted EBITDA Margin was 2.1% of revenue, as compared to (2.7)% of revenue for the same period in 2024. The increase in Adjusted EBITDA was driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

Non-GAAP Net Income (Loss)

We define Non-GAAP net income (loss), as net loss adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, gain on sale of property and equipment, charitable contributions of common stock, lease termination, impairment of assets, restructuring charges, loss on debt extinguishment and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Non-GAAP Net Income (Loss):
Net loss	$(11,597)	$(10,199)	$(53,110)	$(40,507)
Add (deduct):
Depreciation and amortization	5,000	3,213	13,741	9,622
Stock-based compensation	10,748	6,954	25,985	21,115
Payroll tax expense related to stock-based compensation	366	96	2,100	876
Amortization of lease intangible	180	180	540	540
Amortization of deferred costs on convertible notes	590	464	1,527	1,394
Acquisition and other	-	-	926	686
Gain on sale of property and equipment	-	-	-	(23)
Charitable contribution of common stock	950	406	2,080	1,063
Lease termination	16	-	(14)	-
Impairment of assets	49	-	49	-
Restructuring charges	(92)	-	1,464	-
Loss on debt extinguishment	-	-	16,430	-
Non-GAAP Net Income (Loss)	$6,210	$1,114	$11,718	$(5,234)

For the three months ended September 30, 2025, Non-GAAP net income was $6.2 million, as compared to Non-GAAP net income of $1.1 million for the same quarter in 2024. For the quarter ended September 30, 2025, Non-GAAP net income was 3.4% of revenue, as compared to 0.8% of revenue for the same quarter in 2024.

For the nine months ended September 30, 2025, Non-GAAP net income was $11.7 million, as compared to Non-GAAP net loss of $(5.2) million for the same period in 2024. For the nine months ended September 30, 2025, Non-GAAP net income (loss) was 2.4% of revenue, as compared to (1.3)% of revenue for the same period in 2024.

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

Cost of Revenue

Marketplace cost of revenue primarily consists of the cost to us of the products that are manufactured or produced by us or our suppliers for delivery to buyers on our platform, internal and external production costs, shipping costs and certain internal depreciation. We expect cost of revenue to increase in absolute dollars to the extent our revenue increases and transaction volume increases. As we grow and add suppliers to our platform, we are able to improve our pricing efficiency, and we expect cost of revenue to decline as a percentage of revenue over time.

Cost of revenue for supplier services primarily consists of internal and external production costs and website hosting.

Gross Profit

Gross profit, or revenue less cost of revenue, is primarily affected by the growth of our revenue. Our gross profit margin is primarily affected by the size of our supplier network and the efficiency of our pricing and will benefit from increasing the use of existing supplier services and the variety of supplier services offerings over time.

Operating Expenses

Our operating expenses consist of sales and marketing, operations and support, product development, general and administrative functions and impairment of assets.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of our digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, for our sales and marketing employees. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness, add new accounts and further penetrate existing accounts. We expect sales and marketing expense to increase in absolute dollars in the future as we grow our business, though in the near-term sales and marketing expenses may fluctuate from period to period based on the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

Operations and Support

Operations and support expenses are the costs we incur in support of the buyers and suppliers on our platform which are provided by phone, email and chat for purposes of resolving buyer and suppliers related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, restructuring charges, certain depreciation and amortization expense and software costs used in delivering buyer and suppliers services. We expect operations and support expense to increase in absolute dollars in the future, though in the near term operations and support expenses may fluctuate from period to period based on total revenue levels and the timing of our investments in our operations and support functions as these investments may vary in scope and scale over future periods.

Product Development

Product development costs that are not eligible for capitalization are expensed as incurred. These costs primarily consist of compensation expenses, including stock-based compensation expenses to our employees performing these functions, restructuring charges and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future, though in the near-term product development expenses may fluctuate from period to period based on total revenue levels and the timing of our investments in our product development functions as these investments may vary in scope and scale over future periods.

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

Other Expenses

Other expenses consist primarily of loss on debt extinguishment, realized foreign exchange gains and/or losses, non-income based taxes and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture’s income.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Revenue	$180,715	$141,698
Cost of revenue	108,686	85,873
Gross profit	72,029	55,825
Operating expenses:
Sales and marketing	32,649	27,204
Operations and support	18,403	14,698
Product development	12,524	9,344
General and administrative	19,463	16,060
Impairment of assets	49	—
Total operating expenses	83,088	67,306
Loss from operations	(11,059)	(11,481)
Other (expenses) income:
Interest expense	(1,278)	(1,187)
Interest and dividend income	2,139	2,781
Other expenses	(1,636)	(444)
Income from unconsolidated joint venture	220	162
Total other (expenses) income	(555)	1,312
Loss before income taxes	(11,614)	(10,169)
Benefit (provision) for income taxes	17	(30)
Net loss	(11,597)	(10,199)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to common stockholders	$(11,597)	$(10,199)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	60.1%	60.6%
Gross profit	39.9%	39.4%
Operating expenses:
Sales and marketing	18.1%	19.2%
Operations and support	10.2%	10.4%
Product development	6.9%	6.6%
General and administrative	10.8%	11.3%
Impairment of assets	0.0%	0.0%
Total operating expenses	46.0%	47.5%
Loss from operations	(6.1)%	(8.1)%
Other (expenses) income:
Interest expense	(0.7)%	(0.8)%
Interest and dividend income	1.2%	2.0%
Other expenses	(0.9)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other (expenses) income	(0.3)%	1.0%
Loss before income taxes	(6.4)%	(7.1)%
Benefit (provision) for income taxes	0.0%	0.0%
Net loss	(6.4)%	(7.1)%
Net loss attributable to noncontrolling interest	0.0%	0.0%
Net loss attributable to common stockholders	(6.4)%	(7.1)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Marketplace
Revenue	$166,592	$126,965
Cost of revenue	107,086	84,347
Gross Profit	$59,506	$42,618
Gross Margin	35.7%	33.6%

Supplier services
Revenue	$14,123	$14,733
Cost of revenue	1,600	1,526
Gross Profit	$12,523	$13,207
Gross Margin	88.7%	89.6%

Revenue

Total revenue increased $39.0 million, or 28%, from $141.7 million for the three months ended September 30, 2024 to $180.7 million for the three months ended September 30, 2025. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $39.6 million, or 31%, from $127.0 million for the three months ended September 30, 2024 to $166.6 million for the three months ended September 30, 2025. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the three months ended September 30, 2025 as compared to the prior year period.

Supplier services revenue decreased $0.6 million, or 4% from $14.7 million for the three months ended September 30, 2024 to $14.1 million for the three months ended September 30, 2025. The decrease in revenue was due to reductions in Thomas advertising and marketing services and to a lesser extent a decrease in Thomas non-core services partly offset by growth in financial services.

Total revenue for the three months ended September 30, 2025 and 2024 was $151.1 million and $117.6 million, respectively, for the U.S. operating segment and $29.6 million and $24.1 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $22.8 million, or 27%, from $85.9 million for the three months ended September 30, 2024 to $108.7 million for the three months ended September 30, 2025. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and supplier services for the three months ended September 30, 2025 was $107.1 million and $1.6 million, respectively, as compared to $84.3 million and $1.5 million, respectively, for the three months ended September 30, 2024.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $16.2 million, or 29%, from $55.8 million for the three months ended September 30, 2024 to $72.0 million for the three months ended September 30, 2025. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 39.9% for the three months ended September 30, 2025 as compared to 39.4% for the three months ended September 30, 2024. The increase was primarily driven by higher marketplace gross margin as compared to the prior period.

Gross margin for marketplace was 35.7% for the three months ended September 30, 2025, as compared to 33.6% for the three months ended September 30, 2024. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimizes pricing to buyers and suppliers.

Gross margin for our supplier services was 88.7% for the three months ended September 30, 2025, as compared to 89.6% for the three months ended September 30, 2024.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $5.4 million, or 20%, from $27.2 million for the three months ended September 30, 2024 to $32.6 million for the three months ended September 30, 2025, primarily due to increases in consulting expenses and employee compensation costs, including stock-based compensation and benefit costs. As a percent of total revenue, sales and marketing expenses decreased to 18.1% for the three months ended September 30, 2025 from 19.2% for the three months ended September 30, 2024.

Advertising expense decreased 1.9%, from $9.4 million for the three months ended September 30, 2024 to $9.2 million for the three months ended September 30, 2025 primarily due to decreased marketplace advertising.

Operations and Support

Operations and support expense increased $3.7 million, or 25%, from $14.7 million for the three months ended September 30, 2024 to $18.4 million for the three months ended September 30, 2025, primarily due to increases in stock-based compensation, consulting expenses and employee compensation and benefit costs. As a percent of total revenue, operations and support expenses decreased to 10.2% for the three months ended September 30, 2025 from 10.4% for the three months ended September 30, 2024.

Product Development

Product development expense increased $3.2 million, or 34%, from $9.3 million for the three months ended September 30, 2024 to $12.5 million for the three months ended September 30, 2025, primarily as a result of an increase in amortization expense related to capitalized internal-use software development costs, increases in stock-based compensation and software costs. As a percent of total revenue, product development expenses increased to 6.9% for the three months ended September 30, 2025 as compared to 6.6% for the three months ended September 30, 2024.

General and Administrative

General and administrative expense increased $3.4 million, or 21%, from $16.1 million for the three months ended September 30, 2024 to $19.5 million for the three months ended September 30, 2025, primarily due to increases in reserves for bad debt, the cost of charitable contributions of Class A common stock and consulting costs. As a percent of total revenue, general and administrative expenses decreased to 10.8% for the three months ended September 30, 2025 from 11.3% for the three months ended September 30, 2024.

Other Income (Expenses)

Interest Expense

Interest expense increased $0.1 million, or 8%, from $1.2 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025, primarily due to interest expense on the 2030 Notes, offset by the decrease in interest expense due to the partial repurchase of the 2027 Notes.

Interest and Dividend Income

Interest and dividend income decreased $0.6 million, or 23%, from $2.8 million for the three months ended September 30, 2024 to $2.1 million for the three months ended September 30, 2025. The decrease was primarily due to lower investment in the money market account as the Company funds ongoing operations.

Other Expenses

Other expenses increased by $1.2 million, from $0.4 million for the three months ended September 30, 2024 to $1.6 million for the three months ended September 30, 2025. The increase was primarily due to higher non-income based taxes.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.2 million for the three months ended September 30, 2025 and 2024.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the three months ended September 30, 2025 and 2024 was $10.3 million and $1.4 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the three months ended September 30, 2025 and 2024 was $(4.2) million and $(2.0) million, respectively.

Refer to Note 5, Segments as we changed our measure of segment profit or loss in 2024 to Segment Adjusted EBITDA and recast prior year data.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our unaudited statements of operations data for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Revenue	$494,234	$396,983
Cost of revenue	300,698	240,379
Gross profit	193,536	156,604
Operating expenses:
Sales and marketing	88,866	81,891
Operations and support	53,225	42,918
Product development	34,703	28,952
General and administrative	53,433	47,470
Impairment of assets	49	—
Total operating expenses	230,276	201,231
Loss from operations	(36,740)	(44,627)
Other (expenses) income:
Interest expense	(3,648)	(3,564)
Interest and dividend income	6,591	8,275
Other expenses	(19,882)	(1,064)
Income from unconsolidated joint venture	544	493
Total other (expenses) income	(16,395)	4,140
Loss before income taxes	(53,135)	(40,487)
Benefit (provision) for income taxes	25	(20)
Net loss	(53,110)	(40,507)
Net (loss) income attributable to noncontrolling interest	(1)	5
Net loss attributable to common stockholders	$(53,109)	$(40,512)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	60.8%	60.6%
Gross profit	39.2%	39.4%
Operating expenses:
Sales and marketing	18.0%	20.6%
Operations and support	10.8%	10.8%
Product development	7.0%	7.3%
General and administrative	10.8%	12.0%
Impairment of assets	0.0%	0.0%
Total operating expenses	46.6%	50.7%
Loss from operations	(7.4)%	(11.3)%
Other (expenses) income:
Interest expense	(0.7)%	(0.9)%
Interest and dividend income	1.3%	2.1%
Other expenses	(4.0)%	(0.3)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other (expenses) income	(3.3)%	1.0%
Loss before income taxes	(10.7)%	(10.3)%
Benefit (provision) for income taxes	0.0%	0.0%
Net loss	(10.7)%	(10.3)%
Net (loss) income attributable to noncontrolling interest	0.0%	0.0%
Net loss attributable to common stockholders	(10.7)%	(10.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from supplier services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Marketplace
Revenue	$451,168	$351,438
Cost of revenue	295,891	235,278
Gross Profit	$155,277	$116,160
Gross Margin	34.4%	33.1%

Supplier services
Revenue	$43,066	$45,545
Cost of revenue	4,807	5,101
Gross Profit	$38,259	$40,444
Gross Margin	88.8%	88.8%

Revenue

Total revenue increased $97.3 million, or 24%, from $397.0 million for the nine months ended September 30, 2024 to $494.2 million for the nine months ended September 30, 2025. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in supplier services revenue. Marketplace revenue increased $99.7 million, or 28%, from $351.4 million for the nine months ended September 30, 2024 to $451.2 million for the nine months ended September 30, 2025. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the nine months ended September 30, 2025 as compared to the prior year period.

Supplier services revenue decreased $2.5 million, or 5%, from $45.5 million for the nine months ended September 30, 2024 to $43.1 million for the nine months ended September 30, 2025. The decrease in revenue was due to reductions in Thomas advertising and marketing services and to a lesser extent a decrease in Thomas non-core services partly offset by growth in financial services.

Total revenue for the nine months ended September 30, 2025 and 2024, was $414.6 million and $333.1 million, respectively, for the U.S. operating segment, and $79.6 million and $63.9 million, respectively, for the International operating segment.

Cost of Revenue

Total cost of revenue increased $60.3 million, or 25%, from $240.4 million for the nine months ended September 30, 2024 to $300.7 million for the nine months ended September 30, 2025. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and supplier services for the nine months ended September 30, 2025 was $295.9 million and $4.8 million, respectively, as compared to $235.3 million and $5.1 million, respectively, for the nine months ended September 30, 2024.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Gross Profit and Margin

Gross profit increased $36.9 million, or 24%, from $156.6 million for the nine months ended September 30, 2024 to $193.5 million for the nine months ended September 30, 2025. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 39.2% for the nine months ended September 30, 2025 as compared to 39.4% for the nine months ended September 30, 2024. The decrease is primarily driven by faster growth and associated mix shift to marketplace revenue which has a lower gross margin than supplier services.

Gross margin for marketplace was 34.4% for the nine months ended September 30, 2025, as compared to 33.1% for the nine months ended September 30, 2024. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimizes pricing to buyers and suppliers.

Gross margin for our supplier services remained flat at 88.8% for the nine months ended September 30, 2025 and 2024.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $7.0 million, or 9%, from $81.9 million for the nine months ended September 30, 2024 to $88.9 million for the nine months ended September 30, 2025, primarily due to increases in consulting expenses and employee compensation costs, including stock-based compensation and benefit costs. These increases were partially offset by a reduction in marketing and advertising expense. As a percent of total revenue, sales and marketing expenses decreased to 18.0% for the nine months ended September 30, 2025 from 20.6% for the nine months ended September 30, 2024.

Advertising expense decreased 5%, from $26.5 million for the nine months ended September 30, 2024 to $25.3 million for the nine months ended September 30, 2025 primarily due to decreased marketplace advertising.

Operations and Support

Operations and support expense increased $10.3 million, or 24%, from $42.9 million for the nine months ended September 30, 2024 to $53.2 million for the nine months ended September 30, 2025, primarily due to the hiring of additional operations and support employees and their compensation costs including stock-based compensation, an increase in consulting costs, and severance costs related to the restructuring. As a percent of total revenue, operations and support expenses remained flat at 10.8% for the nine months ended September 30, 2025 and 2024.

Product Development

Product development expense increased $5.8 million, or 20%, from $29.0 million for the nine months ended September 30, 2024 to $34.7 million for the nine months ended September 30, 2025, primarily as a result of increases in amortization expense related to capitalized internal-use software development costs, increases in stock-based compensation, software costs, consulting costs and severance costs related to restructuring. As a percent of total revenue, product development expenses decreased to 7.0% for the nine months ended September 30, 2025 from 7.3% for the nine months ended September 30, 2024.

General and Administrative

General and administrative expense increased $6.0 million, or 13%, from $47.5 million for the nine months ended September 30, 2024 to $53.4 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in reserves for bad debt, the cost of charitable contributions of Class A common stock, software costs, consulting costs, compensation costs including stock-based compensation and severance costs related to restructuring. These increases were offset by reductions in professional fees. As a percent of total revenue, general and administrative expenses decreased to 10.8% for the nine months ended September 30, 2025 from 12.0% for the nine months ended September 30, 2024.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $3.6 million for the nine months ended September 30, 2025 and 2024.

Interest and Dividend Income

Interest and dividend income decreased by $1.7 million, or 20%, from $8.3 million for the nine months ended September 30, 2024 to $6.6 million for the nine months ended September 30, 2025. The decrease was primarily due to lower investment in the money market account as the Company funds ongoing operations.

Other Expenses

Other expenses increased by $18.8 million, from $1.1 million for the nine months ended September 30, 2024 to $19.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of 2027 Notes, and to a lesser extent to the increases in foreign exchange losses and non-income based taxes.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.5 million for the nine months ended September 30, 2025 and 2024.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the nine months ended September 30, 2025 and 2024 was $20.2 million and $(3.8) million, respectively. Segment Adjusted EBITDA from our International reportable segment for the nine months ended September 30, 2025 and 2024 was $(10.1) million and $(6.9) million, respectively.

Refer to Note 5, Segments as we changed our measure of segment profit or loss in 2024 to Segment Adjusted EBITDA and recast prior-year data.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of September 30, 2025, our cash and cash equivalents and marketable securities totaled $224.5 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Convertible Notes due 2030

In June 2025, we issued $250.0 million aggregate principal amount of 2030 Notes pursuant to an indenture dated June 12, 2025, including the exercise in full of the initial purchasers’ option to purchase up to an additional $25.0 million principal amount of the 2030 Notes. The 2030 Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2030 Notes were $241.4 million, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest rate method.

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

We accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

As of September 30, 2025, the 2030 Notes have a carrying value of approximately $241.9 million with an effective annual interest rate of 1.4%.

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

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

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

As of September 30, 2025, the 2027 Notes have a carrying value of approximately $85.1 million with an effective annual interest rate of 1.6%.

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

We used approximately $17.5 million of the net proceeds from the 2030 Notes to pay the cost of the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Capped Call are not accounted for as derivatives and will not be remeasured; they will remain in stockholders’ equity until expiration or settlement.

Purchase of Treasury Stock

In conjunction with the 2030 Notes issuance, we purchased 220,994 shares of our Class A common stock in privately negotiated transactions at an average price of $36.20 per share on June 9, 2025. The $8.1 million of treasury stock repurchase costs was funded using a portion of the proceeds of the 2030 Notes and was recorded as a reduction to stockholders’ equity in the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

U.S. Government

A portion of our revenues and cash flow are derived from the U.S. government or through subcontractors to the U.S. government. During the quarter ended September 30, 2025, we did not experience delays in receiving payments from U.S. government agencies or subcontractors. However, the U.S. government began a shutdown on October 1, 2025. While none of our contracts or subcontracts have been impacted as a result to date; an extended government shutdown could result in a delay or suspension of funding for our U.S. government contracts and subcontracts and disrupt our cash flows and possibly delay new contracts from being awarded.

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$1,674	$(24,469)
Net cash used in investing activities	$(5,982)	$(14,734)
Net cash provided by financing activities	$2,506	$3,215

Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $1.7 million, primarily due to a net loss of $(53.1) million adjusted for non-cash charges of $63.0 million and a net $(8.2) million adjustment from changes in operating assets and liabilities. The non-cash charges primarily relate to stock-based compensation of $26.0 million, a loss on debt extinguishment of $16.4 million, depreciation and amortization of $13.7 million and a $3.4 million reduction to our right-of-use lease assets. The net decrease in operating assets and liabilities is primarily driven by the changes in accounts receivable of $23.4 million due to increased sales and a reduction in lease liabilities of $5.2 million, partially offset by changes in accounts payable and accrued cost of revenue of $10.7 million due to the timing of payments and growth, changes in other accrued expenses of $9.1 million and changes in contract liabilities of $3.2 million.

For the nine months ended September 30, 2024, net cash used in operating activities was $24.5 million, primarily due to a net loss of $(40.5) million adjusted for non-cash charges of $36.5 million and a net $(20.5) million adjustment from changes in operating assets and liabilities. The non-cash charges primarily relate to stock-based compensation of $21.1 million, depreciation and amortization of $9.6 million, and a $3.3 million of reduction to our right-of-use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts payable of $18.3 million due to the timing of payments, accounts receivable of $8.3 million due to increased sales and reductions in lease liabilities of $5.1 million, partially offset by changes in accrued expenses of $6.8 million and other assets of $4.4 million.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $6.0 million, primarily due to the purchase of property and equipment (which includes the internal-use software development costs) of $19.9 million and the purchase of marketable securities of $6.6 million offset by the sale of marketable securities of $20.5 million.

For the nine months ended September 30, 2024, net cash used in investing activities was $14.7 million, primarily due to the purchase of marketable securities $16.3 million and purchase of property and equipment (which includes the internal-use software development costs) of $13.6 million offset by the sale of marketable securities of $15.0 million.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $2.5 million, primarily resulting from $241.4 million in net proceeds from the issuance of the 2030 Notes (net of issuance costs) and approximately $2.7 million from the exercise of stock options largely offset by outflows of $216.0 million to repurchase a portion of the 2027 Notes, approximately $17.5 million to purchase capped calls, and approximately $8.1 million to purchase treasury stock.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generated approximately 16% of our revenues for the nine months ended September 30, 2025, of which the majority was generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the nine months ended September 30, 2025 would have decreased by 1.3%. During the nine months ended September 30, 2025, our revenues were slightly impacted as the average exchange rate experienced modest fluctuations during the nine-month periods ending September 30, 2025 and September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended September 30, 2025, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10‑K for the year ended December 31, 2024 under Part I, Item 1A, “Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Sanjeev Singh Sahni President	Adopted	8/7/2025	X	—	41,421	—	10/1/2026
Emily Rollins Director	Adopted	8/11/2025	X	—	3,000	—	4/1/2026
Subir Dutt Chief Sales Officer	Adopted	8/18/2025	X	—	34,851	—	7/1/2027
Randy Altschuler Chief Executive Officer	Adopted	9/4/2025	X	—	65,037	—	3/10/2027

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

XOMETRY, INC.

Date: November 4, 2025	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)