Form 10-K
period 2025-12-31
Xometry, Inc.
filed 2026-02-24
CIK 1657573

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2025 was $1.5 billion.

The number of shares of Registrant’s Class A common stock outstanding as of February 9, 2026 was 50,349,113 and the number of shares of the registrant’s Class B common stock outstanding as of February 9, 2026 was 1,475,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2026 annual meeting of stockholders, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	McLean, VA

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
•
the effects of inflation, interest rates, recessionary factors, foreign exchange rate volatility, tariffs and other trade barriers, domestic and global geopolitical uncertainties, public health crises, supply-chain disruptions or other macroeconomic factors, which may lead to periods of global economic uncertainty;
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
•
our ability to effectively manage our costs and expenses, which may be impacted by changes in tariff policies and inflationary pressures;
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

i

PART I

Item 1. Business.

Our Mission

Xometry, Inc. (“Xometry”, the “Company”, “our”, or “we”) was founded in 2013 with the mission to make the world's manufacturing capacity accessible to all. Xometry's Artificial Intelligence ("AI") native marketplace that is digitizing how custom manufacturing is priced, sourced and fulfilled globally.

About Our Company

Xometry is an AI-native global online manufacturing marketplace with a suite of services that are rapidly digitizing the custom manufacturing industry. Xometry’s marketplace enables the design-to-production workflow by providing the AI-driven execution layer that translates design intent into intelligent sourcing decisions and production outcomes at scale. The marketplace offers transparency and traceability from the first quote to final delivery. We also provide services that power the broader manufacturing lifecycle. These services include advertising and marketing services through our Thomasnet industrial sourcing platform, financial services and Workcenter, our cloud-based manufacturing execution system. These services deepen our relationships with suppliers. Together, our marketplace and services platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create locally resilient supply chains.

Our Platforms & Technology

Xometry Marketplace Platform and Technology

Xometry operates an AI-native online marketplace that connects buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. The platform is designed to digitize and modernize the sourcing, pricing, and execution of manufacturing work across a broad range of processes, materials and industries, enabling more efficient matching of manufacturing demand with available production capacity. We facilitate innovation by providing real-time access to global manufacturing demand and capacity. We believe these capabilities position Xometry as a preferred digital collaboration, sourcing and transaction platform for custom manufacturing, supporting long-term engagement and repeat usage across both sides of the marketplace, and lead to Xometry becoming an integral part of our buyer’s supply chains.

•
Instant Quoting Engine®. Our AI-native instant quoting engine provides pricing and lead times, simplifying the buyers’ decision-making process. We deliver real-time automated design for manufacturing (“DFM”) insights during the purchase funnel, enabling buyers to purchase with greater confidence while reducing downstream operational overhead related to manufacturability issues during job sourcing or production. By analyzing part geometry, materials, tolerances, quantities, historical transaction data and supplier performance signals, the platform delivers rapid, data-driven sourcing decisions that reduce time-to-production and procurement friction. With a rapidly growing global network of 4,996 Active Suppliers, Xometry offers significant production capacity and flexibility, ensuring that our 81,821 Active Buyers receive high-quality results while meeting demanding timelines. This scale enables customers to source everything from early-stage prototypes to production-scale orders across a single digital platform.

We define Active Suppliers as suppliers that have used our platform at least once during the last twelve months to manufacture a product. In addition, we define Active Buyers as buyers who have made at least one purchase on our marketplace during the last twelve months.

•
Proprietary AI tech stack and data. The Xometry marketplace is powered by proprietary machine learning technology that continuously learns from hundreds of millions of data inputs generated across marketplace interactions, including quoting activity, order execution, supplier performance, pricing outcomes and customer behavior. These data assets and models enable ongoing improvements to pricing accuracy, lead-time predictability, manufacturability analysis and supplier matching. Over time, this feedback loop enhances marketplace efficiency, improves customer outcomes, and strengthens the overall performance of the ecosystem. Each quarter of growth and improvements in our technology has helped to incrementally power the quarters that follow. We continue to invest in a dynamic, personalized pricing engine that leverages AI to calibrate customer- and category-level price sensitivity, enabling the platform to deliver improved pricing value while balancing supply availability, customer demand and supplier economics.

•
Extensible Marketplace Platform. The Xometry marketplace is extensible, supporting an expansive set of traditional and emerging manufacturing processes, a growing selection of materials, and comprehensive quality assurance options offered by our supplier network. As new processes, capabilities and suppliers are added to the marketplace, the platform can rapidly incorporate them into its quoting, matching and workflow systems. This extensibility positions us to scale efficiently and capture new categories introduced by our suppliers, enabling buyers to access customized manufacturing solutions aligned with their industry needs and preferences. We provide buyers with rigorous quality and certification standards designed to ensure parts are manufactured to meet industry-specific compliance and quality benchmarks. We maintain supplier qualification, performance monitoring and quality assurance processes intended to provide customers confidence in the consistency, reliability and durability of parts produced through the platform. We focus on ensuring high-quality delivery and reducing rework through AI-powered inspection and virtual quality control capabilities designed to identify potential quality issues earlier in the manufacturing lifecycle.
•
Digital Infrastructure for Enterprise Customers. To support enterprise customers, we are investing in automation to simplify onboarding and ongoing procurement management, including punchout integrations across a broader range of enterprise resource planning (“ERP”) systems. We also continue to expand the capabilities of Teamspace, Xometry’s proprietary cloud-based on-platform solution that enables customers to collaborate with other users on projects and custom part orders. These technology solutions help drive our land and expand efforts by embedding Xometry further into enterprise workflows. Our standardized, timely messaging platform enables the consistent publication of critical events and updates to both customers and suppliers, ensuring reliable, on-time communication across the marketplace.
•
Global Sourcing Network. We provide sourcing and pricing across a network of buyers and suppliers, offer access to a wide and growing range of manufacturing processes through our diverse and expanding supplier network, and enable business success through additional products and services that serve the unique needs of each side of our marketplace. For suppliers, the marketplace provides consistent access to qualified demand, automated job matching and tools to manage capacity utilization and operational efficiency. We believe our growing supplier network, combined with our technology-enabled matching capabilities, creates a differentiated value proposition for both buyers and suppliers.
•
Workcenter Partner Network Operating System. For suppliers, we continue to expand functionality within our partner-facing mobile application, Workcenter, available on both iOS and Android. These investments are designed to meet suppliers where they work most effectively and to simplify job management through optimized workflows, on-platform communication for support, personalized offers and streamlined job acceptance, driving higher supplier engagement and marketplace participation.

Thomasnet Platform and Technology

Thomasnet® is a leading digital platform connecting industrial buyers with over 500,000 listed North America suppliers. Operating at the intersection of digital marketing, industrial sourcing, and supply chain management. Thomasnet supports manufacturers, distributors, and service providers with tools and resources to enhance visibility, drive qualified leads, and streamline procurement processes. Through our Thomasnet platform, we offer a suite of digital marketing services including search engine optimization ("SEO"), content creation, data-driven advertising, analytics and insights. These solutions help industrial companies increase online visibility and drive business growth. In late 2025, Thomasnet launched new platform tools designed to help industrial buyers source optimal suppliers including a dynamic advertising platform and improved search technology. The new performance-based listings model allows industrial business advertisers to set budgets and only pay for potential buyers who interact with their profiles. Thomasnet also launched new natural language search tools that enable buyers to run complex, multi-capability searches and identify more relevant suppliers for their needs.

Industry Overview and Opportunity

The global manufacturing industry is at an important inflection point. The urgent need for resilient, localized and compliant supply chains—combined with the shift toward AI-driven automation—has increased the value proposition of our platforms. We are the bridge to a more efficient, transparent and resilient future for custom manufacturing.

We believe that we are only at the beginning of our journey to digitize the world’s production capacity. We estimate the addressable market for our marketplace is approximately $275 billion based on the estimated size of the market for key manufacturing processes offered on our platform, including computer numerical control (“CNC”) machining, injection molding, 3D printing, sheet forming and cutting, die casting, urethane casting, tube cutting and tube bending. Our Thomasnet industrial sourcing platform, which offers over 80,000 industrial categories, further expands our total addressable market.

•
Custom Manufacturing is a massive, highly fragmented, and regionalized industry in need of solutions to drive efficiency. The global manufacturing industry is one of the largest and most important industries in the world. We believe the industry is undergoing increased digitization via a number of global thematic shifts, including changing demand for production, new manufacturing technologies, and shifting value chains, and is in need of solutions to drive efficiency and create opportunities from these dynamics. Furthermore, the manufacturing industry is largely composed of small- to medium-sized manufacturers and we believe that there are significant barriers to entry for these businesses, who have to compete with scaled, better-resourced manufacturers. Xometry has an opportunity to help these small- to medium-sized manufacturers with their financing, advertising and marketing through our services.
•
Sourcing manufacturing opportunities is a complex, costly and time-consuming process. Even for the most sophisticated buyers and suppliers, the manufacturing sourcing and procurement process is complex, fraught with uncertainty, costly and time-consuming. We believe that changing the labor-intensive sourcing process presents a significant opportunity as buyers and suppliers look for more efficient ways to source demand and launch production.
•
Resilient, localized and compliant supply chains are imperative. There is a significant opportunity to help companies around the world improve their supply chain diversification, access just-in-time production, and build supply chain resilience. The effects of ongoing geopolitical instability and the potential impact arising from changes in trade policies have highlighted the urgent need for resilient and localized supply chains.
•
AI is driving an inflection point for industry digitization. We believe artificial intelligence is becoming foundational to manufacturing’s digital transformation. Beyond incremental automation, AI is increasingly embedded in the infrastructure that governs how work is sourced, priced, and produced. In an environment of ongoing supply-chain volatility and increased reshoring, AI-driven platforms are enabling faster decision-making, greater resilience, and improved constructive competitiveness across the manufacturing ecosystem.
•
Increasing focus on the manufacturing industry to address environmental and sustainability issues. Companies and investors are increasingly focused on the importance of environmental and sustainability issues. Supply chain management is a major source of carbon emissions. We believe companies will increasingly look to productive business solutions that limit carbon emissions throughout the manufacturing ecosystem.

Our Growth Strategy

We believe our financial performance demonstrates the success of our purposefully built marketplace model in the large and highly fragmented custom manufacturing market. We have designed our marketplace structure to be a key differentiator to power our growth and adoption amongst our customers and suppliers. Our service offerings deepen our relationships with suppliers. We believe our results to date prove that a superior experience for both buyers and suppliers, fueled by the power of marketplace dynamics, can deliver sustainable growth and value. We aim to continue to drive strong growth and expanding Adjusted EBITDA margins (a non-GAAP measure) by consistent execution across our key growth initiatives:

•
Expanding our networks of buyers and suppliers. We continue to scale our global buyer and supplier networks, increasing liquidity, improving geographic coverage, and deepening our fulfillment capabilities. This growth enhances our proprietary data flywheel, enabling more accurate pricing, faster matching to the optimal supplier, and more resilient supply chain execution. In 2025, Active Buyers increased 20% to 81,821 driven by strong enterprise growth and efficient corporate marketing initiatives. In 2026, we plan to enhance our customer segmentation efforts, leveraging AI capabilities in our advertising technology stack to increase marketing efficiency through better personalization, targeting and customer engagement. We expect to continue to rapidly expand our global network of active suppliers given significant market fragmentation and our ability to help suppliers grow their manufacturing businesses. In 2025, Active Suppliers increased 17% year-over-year(1) to 4,996 as we focused among other things on adding larger, sophisticated suppliers with advanced certifications to support increasing enterprise growth. Our ability to drive global reach provides increasing flexibility, resilience and lead time advantages for our customers.
•
Expanding the Marketplace platform. We are extending the breadth and intelligence of our platform by expanding supported manufacturing capabilities and enhancing digital workflows across the production lifecycle. Our continued investment in AI and infrastructure optimizes dynamic pricing, manufacturability, supplier routing, and fulfillment. Our goal is to be the primary destination for our customers' manufacturing and supply chain needs. We continue to expand the Marketplace selection including new process categories, materials and finishes. In late 2025, we added the ability to auto quote injection molding, one of the largest categories in custom manufacturing.

(1) In 2025, we adjusted the number of our 2024 Active Suppliers to reflect an immaterial correction.

•
Driving deeper enterprise engagement. We are establishing Xometry as the core digital infrastructure for custom manufacturing for our large enterprise customers. We aim to reduce institutional friction by embedding our technology directly into customer workflows through tools like Teamspace and ERP integrations. As our platform becomes more embedded in enterprise workflows, it is driving larger, more predictable, multi-year spend. At the top of the enterprise funnel, marketplace accounts with last twelve month spend of at least $50,000 grew by 18% year-over-year to 1,760 in 2025. Our technology initiatives combined with our enterprise sales efforts are powering our land-and-expand success as the number of Accounts with Last Twelve-Months Spend of at least $500,000 increased to over 140 in fiscal year 2025 from over 100 in fiscal year 2024.
•
Growing internationally. We believe there is significant opportunity in the global manufacturing ecosystem for a marketplace like Xometry given consistent buyer needs and supplier fragmentation across international markets. We continue to invest and grow our International business primarily driven by expansion in Europe, China and Turkey. We offer localized platforms supporting 18 languages. In 2025, International revenue increased 27% to $113 million, representing 18% of total marketplace revenue.
•
Enhancing Services offerings. We offer manufacturers a comprehensive suite of tools—including Thomasnet advertising, financial products like Instant Pay, and Workcenter software that allow us to deepen our supplier relationships and monetize the broader manufacturing ecosystem. Revenue from Services was approximately 8% of our total revenue for the year ended December 31, 2025 with the majority generated from Thomasnet advertising and marketing services. We are investing to restore Thomasnet advertising growth by improving the underlying platform technology. In late 2025, we launched a new dynamic ad-serving technology platform and enhanced search experience to improve buyer and supplier engagement on the Thomasnet platform.
•
Capital allocation focused on scaling profitable growth. We are committed to delivering long-term shareholder value through disciplined execution on organic growth and a rigorous capital and resource allocation. Our fiscal year 2025 financial results demonstrate our ability to deliver strong revenue and gross profit growth, operating leverage and increasing adjusted EBITDA margins. We are focused on driving strong free cash flow conversion given our asset light model, with capital expenditures that are predominately capitalized software costs. We are also focused on maintaining a strong balance sheet with approximately $219.1 million in cash and cash equivalents and marketable securities as of December 31, 2025. With the size and complexity of the custom manufacturing industry, we believe there is an opportunity for selected, targeted, tuck-in acquisitions to expand our offerings and geographies including technology and talent.

Key Benefits for Our Buyers

We enable buyers across industries to source a broad array of manufacturing processes to meet their needs. We generate a majority of our revenue from marketplace orders on our platform.

•
Instant and Competitive Pricing and Lead Times. Xometry's instant quoting engine represents a shift from the manual, complex and labor-intensive procurement process to a seamless automated, AI-driven, instant and transparent purchase. We create value for buyers through our marketplace which is fueled by the continuous learning of our AI-enabled technology platform. The data generated by platform interactions improves the efficiency of our marketplace pricing and improves lead times for buyers. As our AI technology learns buyer needs and preferences, it becomes more precise and efficient, leading to better pricing and matching which in turn drives greater buyer engagement on the platform.
•
Ease of Purchase. We make it easy for buyers to transact on our marketplace by simplifying the procurement process and using e-commerce experience. After a buyer uploads a computer-aided design (“CAD”) file, our platform provides instant access to a wide range of materials, finishes and certifications, with transparent pricing and lead time information. Buyers can also access our e-commerce capabilities through our plug-ins created for various popular 3D CAD programs and punch-out integrations with widely-used ERP and procurement systems.
•
Access to a Growing Network of Suppliers. We provide buyers access to a growing global network of suppliers on our platform. Our extensive network alongside a personalized user experience allows buyers to submit projects with unique components and specifications, which we source through our platform to the optimal suppliers. We implement select credentialing and compliance specifications to ensure that we can meet the standards for buyers across a number of industries.
•
Broad Suite of Industry-Specific Solutions. We offer a wide range of traditional and emerging manufacturing processes and materials for customized solutions across massive industries including Aerospace, Industrial, Medical Devices, Automotive, Consumer Goods, Defense, Government, Energy, Education and Robotics. The extensibility of our platform allows us to add new processes over time.

•
Reliability and Quality. We offer consistently high-quality products and certainty of order fulfillment for buyers. We are further embedding our platform into various buyer workflows by productizing our internal AI and workflow engine. Our enterprise integration supports procurement workflows and part and sourcing requirements. By embedding Xometry intelligence into workflows, we can deliver more reliable and relevant manufacturing solutions for buyers.
•
Production Flexibility. We allow buyers to purchase and reorder any number of parts and services, across dozens of manufacturing processes for rapid prototyping, product development and high-volume production. These processes can also be combined with a multitude of finishes available across CNC machining, sheet forming and cutting, tube bending and cutting, molding, casting, extrusion and additive manufacturing along with thousands of raw material and color combinations. Given this ability to provide tailored and scaled solutions, we find that buyers typically expand their use of our marketplace, sourcing a greater number of parts and processes over time.
•
Comprehensive, Industry-Relevant Supplier Database. Thomasnet has a comprehensive database of over 500,000 suppliers in North America, allowing buyers to create trustworthy shortlists for their niche sourcing and supply chain needs. For over 125 years, Thomasnet has offered buyers a seamless experience that delivers industry-relevant supplier information. Today’s supplier search results are based on a buyers’ natural language query, and those results can easily be filtered by region, company type, quality certifications, and ownership type.

Key Benefits for Our Suppliers

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting products and services to meet their unique needs.

•
Cost-Efficient, Real-Time New Business Generation. Through our AI-native marketplace, we offer suppliers access to manufacturing opportunities from our large, geographically and industry-diverse buyer base, allowing suppliers to gain new customers without increasing their sales and marketing spend. As our AI technology improves, our ability to generate new business for suppliers increases. Our model is designed to lower customer acquisition costs and improve suppliers’ margins over time. Our suite of services, including our leading Thomasnet platform, helps North American suppliers reach new customers, maximize their digital marketing strategies and grow their businesses.
•
Repeat, High-Quality Customers. Following a successful transaction, we initially offer the same supplier the opportunity to accept the next repeat order in order to increase efficiency and reliability. Our ability to attract repeat buyers helps stabilize demand for suppliers so they can operate their businesses more efficiently.
•
Operational Excellence. We aim to be a digital one-stop-shop for all workflow solutions for suppliers. We provide order management, shipping and collaboration tools, reducing friction for suppliers and improving overall manufacturing order process efficiency. In 2022, we introduced Workcenter, our partner operating system, which gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform which helps our suppliers digitize their operations so they can work smarter and faster. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers.
•
Financial Stability and Security. Our financial services help suppliers enhance their cash flows. Suppliers can receive accelerated payouts and a seamless digital invoicing process in an industry that frequently still relies on analog payments that are prone to delays. These services help suppliers manage their business more efficiently.
•
Advertising and Marketing Solutions Tailored to Industry. Our suite of digital advertising and marketing services provided on Thomasnet helps suppliers grow and efficiently run their business. Thomasnet's search platform attacts the industry-relevant corporate buyers that our suppliers want to work with. We offer suppliers a full slate of digital advertising and marketing services that help them build brand awareness and buyer engagement across organic and paid search, social media and AI-generated search summaries to further grow their businesses.
•
Increased Utilization. We are focused on helping suppliers realize their potential by providing manufacturing opportunities that can be procured in a single click. Knowing that there is a reliable way to fill their capacity gives suppliers the confidence they need to invest in new equipment and hire additional employees. The convenience of this automated cycle drives greater order fulfillment and increased utilization across our supplier network.
•
Supplier Community. Through our supplier-focused community initiatives, we empower suppliers of a variety of sizes to grow their businesses. Our Community Portal is an active and dedicated place where we can interact with our suppliers to better understand their needs and interests, and give them a platform to support one another. Our suppliers take pride in their craft and often share tips on machining best practices as well as how they leverage Xometry to work best for their shop.

Competition

The domestic and global on-demand manufacturing industry is localized and highly fragmented. We compete for both buyers and suppliers. We compete with the traditional, analog manner of buying and sourcing of custom manufactured parts. A key component of our competitive strategy and opportunity is to continue to build our brand awareness to drive digitization and further market share gains.

We compete for buyers primarily with local manufacturers who may not be digitally enabled and do not provide online instant quote capabilities and lead times. Our competitors include vertically integrated service bureaus, traditional brokers, the service bureau divisions of the additive original equipment manufacturing companies, independent machine shops and 3D printing service bureaus and digital manufacturing service companies. For buyers, we compete on the basis of competitive pricing, user experience and superior customer service.

For suppliers, we compete with brokers and listing services. Suppliers will pay independent brokers commissions to connect with buyers as well as list their services in offline trade publications and online listing services. We also compete with companies that sell software and services to suppliers, enabling them to sell from their own website or otherwise run their business independently of our platform. We compete for suppliers on the basis of providing real-time access to orders, cash flow stability, global access to customers and services and financial products.

Human Capital

We strive to recruit, develop, and engage diverse, highly talented and driven employees who connect to our mission and model our core values. We believe that our strong, mission-driven culture and our continued investment in our employees’ growth and development are key to our collective success. As of December 31, 2025, we had 1,174 employees.

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

All of us at Xometry come to work with one mission in mind, to make the world's manufacturing capacity accessible for all.

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

Social Impact

We take pride in giving back to the communities that have supported us as an organization and as individuals. In addition to our donor advised fund, we also sponsor and encourage our employees to volunteer and/or donate to a variety of charitable organizations, whether to non-profits local to the communities in which we operate, for causes near to our employees’ hearts or as part of our employee resource groups’ missions to advocate, educate and/or support partner non-profit organizations.

Environment

We are committed to making it easy to access manufacturing services while reducing carbon emissions and promoting sustainable energy solutions. We purchase carbon credits to offset 100% of the estimated impact of the shipment of parts, and offer buyers the ability to instantly purchase carbon credits to offset the projected carbon used to make and ship their parts. We also promote technologies like additive manufacturing that reduce the carbon footprint.

Non-Profit Organizations

Xometry is dedicated to funding causes that will drive the future of sustainable manufacturing. We created a donor advised fund (see www.xometry.org, which is part of our company and not a separate entity) to fund nonprofit entities leading the fight against urgent problems such as education and climate change. We have a moral obligation to share some of our good fortune with others and protect our planet for future generations. We integrate this work into our culture and we use our commitment to ideas beyond just building the company to attract, retain and motivate our employees. We do not see this work as a side-project or distraction. To the contrary, it is core to the culture we are building at Xometry and ultimately we believe the support we provide through our donor advised fund makes our business stronger and more successful.

We have embraced the Pledge 1% movement and are committed to donating 1% of our equity over time, to fund and support the operations of the donor advised fund. We initially reserved 402,658 shares of Class A common stock, representing 1% of our fully diluted capitalization as of the date of approval by our board of directors, for issuance over the initial five years for this purpose, in an amount not to exceed 20% of the initial reserve amount per calendar year. Through our donor advised fund, Xometry has pledged more than $900,000 to provide eight scholarships through the 2026 academic year to students enrolled in the Department of Mechanical Engineering at the Howard University College of Engineering and Architecture. Xometry is also providing scholarships for 250 students at community colleges in six manufacturing states: Maryland, Kentucky, Wisconsin, South Carolina, Connecticut and New York.

Government Regulation

Our business activities are subject to various federal, state, local and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to privacy, data protection, taxation, sanctions, tariffs, export and import activities, intellectual property, advertising, environmental, labor and employment, consumer protection and unsolicited email and text messages, and cybersecurity, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”

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

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Any failure by us to comply with these terms or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

Reducing Manufacturing’s Carbon Footprint

We are committed to reducing the manufacturing industry’s overall carbon footprint.

Marketplace customers can calculate the carbon footprint of the different solutions for their manufacturing needs and use that data to make carbon-reducing decisions. In 2022, we integrated Gravity Climate’s API into our marketplace. Gravity Climate’s API calculates carbon emissions estimates for Xometry order requests, using climate science and data related to product material, manufacturing processes, mass, and geography.

We have a carbon offset program, which gives buyers an integrated option to offset up to 100% of the projected carbon footprint of the entire manufacturing process for their orders from raw material extraction and processing, to the transportation of materials and goods along the supply chain, to the energy consumed in fabrication and the operations of the manufacturer. Additionally, we purchase carbon credits to offset 100% of the estimated impact of the shipment of parts to buyers from suppliers. We offer green technologies like additive manufacturing, which help to reduce the carbon footprint of the manufacturing industry globally.

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

As of December 31, 2025, we have twelve issued patents and two pending patent applications in the U.S. directed to the use of machine learning for generating fabrication and manufacturing predictions, such as price, manufacturability and suitable materials. We also have a European patent issued in Germany, France, United Kingdom and Turkey directed to similar technologies. Our issued patents in the U.S. will expire between 2036 and 2037, excluding any extension of patent terms that may be available.

As of December 31, 2025, we have approximately 35 registered U.S. trademarks and more than 100 registered foreign trademarks for our name and certain words and phrases that we use in our business. We rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies.

We enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. We actively monitor access to our proprietary technologies. In addition, we license third-party software, open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business are significantly reliant on proprietary technology and/or licensed technology, including open source software.

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

Corporate Information

We were founded in 2013 and incorporated in Delaware on May 29, 2013 under the name NextLine Manufacturing Corp. We changed our name to Xometry, Inc. on June 29, 2015. Our principal executive offices are located at 6116 Executive Boulevard, Suite 800, North Bethesda, MD 20852, and our telephone number is (240) 252-1138. We maintain websites at www.xometry.com and www.thomasnet.com. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is only as an inactive textual reference. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We have incurred net losses since our inception in 2013. We incurred a net loss available to common stockholders of $61.7 million in 2025 and, as a result of these losses, we had an accumulated deficit of $432.0 million as of December 31, 2025. We expect to continue the development and expansion of our business. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We may not continue to grow on pace with historical rates.

We have grown rapidly over the last several years, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. During the years ended December 31, 2025, 2024, and 2023, our revenue was $686.6 million, $545.5 million and $463.4 million, respectively. We have in the past and may in the future experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of buyers and suppliers who transact on our marketplace, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, failure to realize anticipated revenue growth from our services and the maturation of our business, among others. You should not rely on our revenue or key operational and business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key operational and business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
•
uncertainties regarding the effect of general economic, business and market conditions, including inflationary pressures, general economic downturn or recession, market volatility, changes in interest rates, the impact of trade policies including the implementation of tariffs and changes in monetary policy;
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

Our business may be affected by changes in buyer requirements and preferences, including as a result of decreased consumer demand for products, supplier manufacturing processes, availability of manufacturing materials and machinery, rapid technological change, and the emergence of new standards and practices, including advances in AI, generative AI and emerging autonomous or “agentic” AI systems, any of which could render our marketplace less attractive, uneconomical or obsolete. To the extent that our buyers’ demand for manufacturing decreases significantly for any reason, including because of shifting consumer preferences, it would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position. In addition, computer-aided design simulation and other technologies may reduce the demand for physical parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology and ability to provide buyers with traditional and emerging manufacturing processes. We may also be required to invest significant resources to develop, acquire or integrate AI-driven and agentic technologies, and there can be no assurance that such investments will be successful, cost-effective or result in increased demand for our offerings.

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

Any failure to properly meet the needs of buyers and suppliers or respond to changes in our industry on a cost-effective and timely basis, or at all, including advances in AI and agentic AI technologies that could reduce the relevance of our platform, would likely have a material adverse effect on our business, financial condition, and results of operations and harm our competitive position.

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

In particular, severe ransomware attacks are becoming increasingly prevalent (particularly for companies engaged in critical manufacturing). Such attacks could lead to significant interruptions in our operations, loss of sensitive information, loss of revenue, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and service providers may be unable to anticipate these techniques or implement adequate preventative measures. Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We employ a shared responsibility model where our customers are responsible for using, configuring and implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, we support Multi-Factor Authentication for users of the Xometry platform, but it is the customer’s responsibility to enable it. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue may in the future may be adversely impacted.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information that we input into a third-party generative AI and machine learning (“ML” together with AI, “AI/ML”) platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits including exposure to reputational and competitive harm, customer loss, and legal liability.

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

Payments by our buyers can be made by credit card or debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to buyers who may be subject to additional regulations and risks. We also receive payments in the form of bank checks, Fed wires or ACH. As a result, we are also subject to a number of other laws and regulations relating to the payments we accept from our buyers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to, or are alleged to fail to, comply with applicable rules and regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines and/or higher transaction fees and may lose the ability to accept online payments or other payment card transactions, which could make our platform less convenient and attractive to users. We also rely on data provided by Stripe for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be materially adversely affected.

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

The manufacturing market is localized and highly fragmented and we compete for both buyers and suppliers. We compete for buyers with a wide variety of manufacturers. We compete for customers with vertically integrated service bureaus, traditional brokers, the service bureau divisions of the additive original equipment manufacturing companies, independent machine shops and 3D printing service bureaus and digital manufacturing service companies. We compete for suppliers with brokers and listing services, as well as companies that sell software and services to suppliers, enabling them to sell from their own website or otherwise run their business independently of our platform. Some of our existing and potential competitors are researching, designing, developing and marketing new manufacturing technologies and capabilities that may compete with or provide alternatives to our platform or our marketplace. We also expect that future competition may arise from the development of technologies that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop our capabilities and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient production. We may, from time to time, establish alliances or relationships with other competitors or potential competitors, and our competitors may also be suppliers transacting on our marketplace. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

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

Geopolitical instability relating to the Ukraine-Russia conflict adversely impact the U.S. and global economies.

In February 2022, Russia invaded Ukraine and the ensuing conflict has continued into 2026. In response, the U.S. government and other countries have imposed punishing sanctions against Russia, including significant restrictions on most companies’ ability to do business in Russia. The invasion of Ukraine and any retaliatory measures taken by the United States and other countries could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and the price of our Class A common stock.

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

The global economy, including credit and financial markets, has experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, fluctuations in inflation rates and interest rates and uncertainty about economic stability. For example, the conflict between Russia and Ukraine and the conflict in the Middle East have created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation, changes in trade policies including the implementation of tariffs and other macroeconomic pressures in the United States and the global economy could exacerbate volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Changes in U.S. and international trade policies and uncertainty in the tariff regime could adversely impact our business, results of operations and financial condition.

Recent judicial and executive actions relating to U.S. tariffs have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Current or future tariffs or other restrictive trade measures may significantly raise the cost of raw materials, components or finished goods. We derive the majority of our revenue from the sale of parts and assemblies to our customers on our marketplace. Our business is therefore dependent upon the availability and price of raw materials, tools and components for assembly in various countries around the world. To the extent that significant tariffs, sanctions or similar restrictions are placed on certain goods imported into the United States or tariffs and similar measures, including retaliatory measures, are imposed by foreign governments, we could also face significant challenges in maintaining our cost-effectiveness, and we and our network of suppliers may be required to raise prices, thereby making our marketplace less attractive to buyers. To the extent suppliers increase their costs and we are unable to sufficiently pass such price increases on to our customers, or if the level of demand for the products and services we offer decreases as a result of any price increases, we may not be able to achieve or maintain profitability or otherwise maintain our historical margins. Our suppliers, and we as a result, may experience supply chain disruptions as a result of increased costs and uncertainty, including risks to the long-term viability of such suppliers, which may impact our ability to meet customer demand or cause reputational harm if we are unable to deliver parts and assemblies on expected timelines or if any price increases are poorly received by customers. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand on our marketplace or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions. As a result of the foregoing factors, our business, financial condition and results of operations could be materially and adversely affected.

Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our Class A common stock.

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

In February 2026, the United States Supreme Court (SCOTUS) invalidated certain tariffs imposed by the U.S. government under emergency statutory authority in 2025. Shortly thereafter, President Trump signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. It remains unclear whether and to what extent duties previously collected under the invalidated tariffs will be refunded, whether refunds will be subject to administrative or judicial processes, or whether offsets or alternative measures may be imposed. This evolving legal and policy landscape have contributed to continued volatility in the trade environment.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, the EU’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, EU and UK GDPR, “GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, United Kingdom's Data Protection Act 2018, India's Digital Personal Data Protection Act, 2023 and China’s Personal Information Protection Law impose strict requirements for processing personal data. The GDPR created new compliance obligations applicable to our business and users, including obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; significant financial penalties for noncompliance (including possible fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of global annual turnover for the preceding financial year for the most serious violations (whichever is greater), as well as the right to compensation for financial or non-financial damages claimed by any individuals. If our efforts to comply with GDPR are not successful, or are perceived to be unsuccessful, it could adversely affect our business. We also target customers in

Asia and have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law.

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

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI/ML technologies in our platform services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML, such as the EU’s Artificial Intelligence Act. We expect other jurisdictions will adopt similar laws. Additionally, in the United Kingdom, the government has published a White Paper calling for existing regulators to implement certain specific principles to guide and inform the responsible development and use of AI/ML. Moreover, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Moreover, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have and may in the future be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, cookies or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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
•
actual or perceived manufacturing or quality control inadequacies;
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
•
actual or perceived failure to comply with applicable sanctions globally;
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
•
perception of our treatment of buyers and suppliers and our response to buyer or supplier sentiment related to political or social causes or actions of management; or
•
any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

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

We believe our success has depended, and our future success depends, in part on the efforts and talents of our senior management. There can be no assurance that the services of any employee will continue to be available to us in the future.

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

During 2025, as part of our restructuring actions to help improve efficiency and align resources, we reduced our workforce by approximately 5%. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in unanticipated consequences, such as disruptions in our operations, added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. To the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or similar risks effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects may be harmed.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and uncertainties or changes in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

As a multinational organization, we are subject to U.S. federal, state, local and non-U.S. income taxes and non-income taxes in several jurisdictions. The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In the past, we have received letters from certain jurisdictions indicating that we are required to pay taxes based on having certain minimum contacts in such jurisdictions. We may become subject to taxation in additional jurisdictions in the future. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on the Company.

New income, sales, use, value-added or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $291.3 million available to reduce future income subject to income taxes before limitations. Of the total loss carryforward available, approximately $44.4 million of net operating losses were attributable to the acquisition of Thomas Publishing Company and its subsidiaries (collectively, “Thomas”). U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating losses in a taxable year is limited to 80% of taxable income. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a 50% change, by value, in our ownership over a three-year period.

We may have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs or other tax attributes to offset future taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase our state taxes owed. Any such limitations could harm our business, results of operations and financial condition. For example, California recently enacted legislation that, with certain exceptions, suspends the ability ot use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Such state tax law provisions could accelerate or permanently increase state taxes owed.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

We carry a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there were no impairments of goodwill, indefinite-lived or definite-lived intangibles in 2025. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets in 2026 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

As of December 31, 2025, we had $219.1 million in cash and cash equivalents and marketable securities. While we believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least twelve months, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that our revenue will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our Class B common stock has twenty votes per share, whereas our Class A common stock has one vote per share. Randolph Altschuler, our co-founder and Chief Executive Officer, owns Class B common stock representing approximately 37.2% of the voting power of our outstanding capital stock, based on the number of shares outstanding as of December 31, 2025.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the $85.8 million aggregate outstanding principal amount of 1.00% Convertible Senior Notes due 2027 (the “2027 Notes”) and the $250.0 million aggregate outstanding principal amount of 0.75% Convertible Senior Notes due 2030 (the "2030 Notes" and, together with the 2027 Notes, the "Convertible Notes") issued in February 2022 and June 2025, respectively, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Convertible Notes, which would materially and adversely impact our business, financial condition and operating results.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders to the extent we elect to satisfy our conversion obligation by delivering shares of our Class A common stock. It may also otherwise depress the price of our Class A common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders to the extent we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon such conversion could also adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our Class A common stock could depress the price of our Class A common stock.

Certain provisions in the indenture governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Notes will require us, except as described in the indenture, to repurchase the notes for cash upon the occurrence of a “fundamental change” (as defined in the applicable indenture) and, in certain circumstances, to increase the respective conversion rate for a holder that converts its Convertible Notes in connection with a “make-whole fundamental change” (as defined in the applicable indenture). A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the applicable conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The Capped Call Transactions may affect the market price of the 2030 Notes and our Class A common stock.

In connection with the sale of the 2030 Notes, we entered into capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Option Counterparties”). The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the 2030 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes (and are likely to do so during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the 2030 Notes, or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption, or conversion of the 2030 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the notes, which could affect the ability of the holders of the 2030 Notes to convert their notes and, to the extent the activity occurs during any observation period related to a conversion of the 2030 Notes, it could affect the number of shares, if any, and value of the consideration that the holders of the 2030 Notes will receive upon conversion of the 2030 Notes.

The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the 2030 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the 2030 Notes (and as a result, the number of shares, if any, and value of the consideration that the holders of the 2030 Notes would receive upon the conversion of any of their 2030 Notes) and, under certain circumstances, the holders of the 2030 Notes ability to convert their 2030 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2030 Notes or our Class A common stock. In addition, we do not make any representation that the Option Counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral.

Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the Option Counterparties’ performance under the Capped Call Transactions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transaction with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an Option Counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.

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

Our Chief Human Resource Officer, President, CTO and recruiting personnel are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our management, including our President, CTO and Chief Financial Officer, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, President, CTO, Chief Financial Officer, and General Counsel, who works with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

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

Item 2. Properties.

We believe that our facilities are well maintained and are generally suitable to meet our needs. All of our offices are leased and we do not own any real property. Our operating leases range in expiration from 2026 to 2032. We have leased offices and/or facilities in the following locations:

U.S. Operating Leases
City, State	Square Footage
Gaithersburg, MD	31,971
North Bethesda, MD	28,068
Lexington, KY	15,706
Boston, MA	10,183

International Operating Leases
City, Country	Square Footage
Hohenbrunn, Germany	26,103
Bangalore, India	13,490
Istanbul, Turkey	11,840
Shenzhen, China	3,983
Chelmsford, England	3,304
Shanghai, China	2,085
Lyon, France	1,172

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

Holders of Record

As of February 9, 2026, there were 60 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 9, 2026, there was one holder of record of our Class B common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following performance graph shows a comparison from June 30, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2025, of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the Russell 2000 Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

Xometry, Inc.
NASDAQ Composite
Russell 2000 Index
$180
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
09/30/2024
10/31/2024
11/30/2024
12/31/2024
01/31/2025
02/28/2025
03/31/2025
04/30/2025
5/31/2025
06/30/2025
07/31/2025
8/31/2025
9/30/2025
10/31/2025
11/30/2025
12/31/2025

ASSUMES $100 INVESTED ON JUN.30,2021
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC.31,2025

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

Item 6. [Reserved]

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

This section of our Annual Report on Form 10-K includes a discussion regarding our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024, and year-to-year comparisons between fiscal years ended December 31, 2025 and 2024. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023, and year-to-year comparisons between fiscal years ended December 31, 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

Overview

Xometry, Inc. (“Xometry”, the “Company”, “our”, or “we”) is an AI-native global online manufacturing marketplace with a suite of services that are rapidly digitizing the custom manufacturing industry. Xometry’s marketplace enables the design-to-production workflow by providing the AI-driven execution layer that translates design intent into intelligent sourcing decisions and production outcomes at scale. The marketplace offers transparency and traceability from the first quote to final delivery. We provide services that power the broader manufacturing lifecycle. These services include advertising and marketing services through our Thomasnet industrial sourcing platform, financial services and Workcenter, our cloud-based manufacturing execution system. These services deepen our relationships with suppliers. Together, our marketplace and services platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create locally resilient supply chains.

Xometry operates an AI-native online marketplace that connects buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. The platform is designed to digitize and modernize the sourcing, pricing, and execution of manufacturing work across a broad range of processes, materials and industries, enabling more efficient matching of manufacturing demand with available production capacity. We facilitate innovation by providing real-time access to global manufacturing demand and capacity. We believe these capabilities position Xometry as a preferred digital collaboration, sourcing and transaction platform for custom manufacturing, and lead to Xometry becoming an intergral part of our buyer’s supply chains.

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s marketplace makes it possible for buyers to quickly receive pricing, expected lead times, and manufacturability feedback and place orders on the marketplace. The network allows us to provide high volumes of unique parts, including custom components and assemblies for our buyers, as well as larger production orders of single parts. Teamspace is a cloud-based solution within the Xometry platform that enables customers to collaborate with other users on projects and custom part orders. Workcenter, our partner operating system, gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one, easy-to-use platform which helps our suppliers digitize their operations so they can work smarter and faster. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers. These technology solutions help drive our land and expand efforts by embedding Xometry further into enterprise workflows.

Our business benefits from a network effect, because adding buyers to our platform generates greater demand on our marketplace which in turn attracts more suppliers to the platform, allowing us to rapidly scale and increase the number of manufacturing processes offered on our platform. In order to continue to meet the needs of buyers and remain highly competitive, we expect to continue to add suppliers to our platform that have new and innovative manufacturing processes. Thus, our platform is unbounded by the in-house manufacturing capacity and processes of our current suppliers.

We define “buyers” as individuals who have placed an order to purchase custom-manufactured, on-demand parts or assemblies on our marketplace. Our buyers include engineers, product designers, procurement and supply chain personnel, entrepreneurs, technicians and business owners from small businesses to Fortune 500 companies. We define “accounts” as an individual entity, such as a sole proprietor with a single buyer or corporate entities with multiple buyers, having purchased at least one part on our marketplace. We define “suppliers” as individuals or businesses who have been approved by us to either manufacture a product on our marketplace for a buyer or have utilized our services, including our financial services or the purchase of tools and materials.

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

We empower suppliers to grow their manufacturing businesses and improve machine utilization by providing access to an extensive, diverse base of buyers. We also offer suppliers supporting services to meet their unique needs. The Thomasnet digital platform connects industrial buyers with over 500,000 North American suppliers. Operating at the intersection of digital marketing, industrial sourcing, and supply chain management, Thomasnet supports manufacturers, distributors, and service providers with tools and resources to enhance visibility, drive qualified leads, and streamline procurement processes. Thomasnet offers a suite of digital marketing services including SEO, content creation, data-driven advertising, analytics and insights. These solutions help industrial companies increase online visibility and drive business growth. In addition, our services include financial service products to facilitate faster payments.

Factors Affecting Our Performance

Continued Growth in Active Buyers

We must maintain and grow our Active Buyer base and grow our wallet share with existing buyers. We define Active Buyers as the number of buyers who have made at least one purchase on our marketplace during the last twelve months. An increase or decrease in the number of Active Buyers is a key indicator of our ability to attract, retain and engage buyers on our platform. We intend to continue investing in acquiring new buyers through traditional paid sales and marketing techniques as well as leveraging our organic referral network to drive awareness and build trust. The number of Active Buyers on our platform reached 81,821 as of December 31, 2025, up 20% from 68,267 as of December 31, 2024. Once we acquire a buyer, we seek to expand the breadth and scale of the services sold to that buyer and leverage the relationship to gain additional buyers within an account through a combination of product offerings, customer relationship marketing, sales and account management. We remain focused on increasing wallet share with our existing buyers through a number of deliberate strategies. With each positive experience and the expansion of our manufacturing processes by acquiring new supplier capabilities we will continue building our buyers’ spend and opportunities on our marketplace.

Continued Growth in Our Broad Base of Suppliers

We must maintain and grow our broad selection of suppliers and add to our diverse array of manufacturing processes in order to continue to grow our business and maximize the efficiency of our network. We rely on our network of suppliers to provide the sophisticated manufacturing processes that we offer to our buyers. We believe the value proposition for suppliers, in particular increasing utilization of their manufacturing operations, is compelling. If we fail to attract new suppliers to our platform and retain existing suppliers, the attractiveness of our platform to buyers would decrease and we would not be able to grow our revenue. In order to increase our efficiency, we intend to continue to expand our large and growing network of suppliers. The number of active suppliers, which we define as suppliers that have used our platform at least once during the last twelve months to manufacture a product, has grown 17% year-over-year(1) to 4,996 for the year ended December 31, 2025. As we add to our supplier base, our AI-driven pricing becomes more competitive, and therefore more attractive to buyers, leading to higher revenue and improved margins. However, if we do not efficiently price the manufacturing opportunities on our marketplace, our revenue and margins could be adversely impacted.

Investments in Technology and Expansion of Our Platform

We have invested, and intend to continue to invest, in developing technology, tools, features, and products that provide targeted and useful solutions for our buyers and suppliers. We intend to continue to invest in our AI and machine learning technologies to continuously improve the speed and accuracy of our pricing and placement activity. We also continue to invest in our services-oriented architecture and cloud infrastructure to support scalability. Any investments we make in these areas will occur before we recognize benefits, if any, from the investments. Further, the effectiveness of these efforts may be difficult to measure. If we are unable to continue to improve our marketplace, the efficiency of our marketplace may be impaired, and our revenue and gross profit may be adversely impacted.

(1) In 2025, we adjusted the number of our 2024 Active Suppliers to reflect an immaterial correction.

Expansion of Our International Operations

In 2019, we launched Xometry in Europe, followed by Xometry Asia in 2022 and Xometry United Kingdom and Xometry Turkey in 2023. We believe there is significant opportunity in the global manufacturing ecosystem for our marketplace. With operations throughout the majority of the contiguous United States and customers in Europe and Asia, we have established footholds in major markets around the world. As we have expanded our physical presence, we have also added new language functionality to our platforms to reach a wider customer base. As of December 31, 2025, customers can access our platforms in 18 languages. We will continue to dedicate sales and marketing resources to develop our supplier networks and attract buyers to our marketplace in other regions. We may not recognize benefits from these investments, and we may not effectively manage additional risks relating to operating outside the United States, including increased operational and regulatory risks.

Expansion of Our Services (previously referred to as “Supplier Services”)

In 2020, we launched financial services to help our suppliers manage their cash flow. These services help suppliers manage their business more efficiently, even on jobs that they source outside of our platform. In December 2021, we acquired Thomas, which significantly expanded our services. Thomas offers a suite of digital marketing services including SEO, content creation, data-driven advertising, analytics and insights. In late 2025, Thomas launched new platform tools designed to help industrial buyers source the right suppliers, including a dynamic advertising platform and improved search technology. The new performance-based listings model allows industrial business advertisers to set budgets and only pay for potential buyers who interact with their profiles. Thomas also launched smart search, a powerful new tool that enables buyers to run complex, multi-capability searches and identify more relevant suppliers for their needs. Workcenter, our cloud-based manufacturing execution system, provides order management to our supplier community which allows shops and shop owners to digitize and automate their operations so they can focus on growing their business. In addition to being able to manage existing orders, Workcenter is designed to integrate seamlessly with the AI-driven Xometry marketplace, giving suppliers a one-stop view into all of their orders. These solutions help industrial companies increase online visibility and drive business growth.

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, fluctuations in inflation, volatile market conditions, impacts from tariffs, the Russia-Ukraine war, conflict in the Middle East and other geopolitical tensions, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Restructuring

During 2025, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the year ended December 31, 2025, we incurred $1.3 million for employee termination costs related to our restructuring. Refer to Note 11, Debt and Commitments and Contingencies—Restructuring in Part II, Item 8 of this Form 10-K.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 81,821 as of December 31, 2025, up 20% from 68,267 as of December 31, 2024. The key drivers of Active Buyer growth are primarily due to strong enterprise growth and efficient corporate marketing initiatives.

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

For the quarter ended December 31, 2025, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of At Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of At Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at least $50,000 on our platform reached 1,760 as of December 31, 2025, up 18% from 1,495 as of December 31, 2024.

Non-GAAP Financial Measures

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, provision (benefit) for income taxes, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contribution of common stock, income from unconsolidated joint venture, impairment of assets, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	Year Ended December 31,
	2025	2024
Net Loss	$(61,748)	$(50,403)
Add (deduct):
Interest expense, interest and dividend income and other expenses(1)	16,047	(5,273)
Depreciation and amortization	18,750	13,012
Amortization of lease intangible	720	720
Provision (benefit) from income taxes	589	(21)
Stock-based compensation	36,362	29,322
Payroll tax expense related to stock-based compensation	2,465	965
Acquisition and other	1,164	686
Charitable contribution of common stock	3,272	1,686
Income from unconsolidated joint venture	(404)	(452)
Impairment of assets	49	82
Restructuring charges	1,262	—
Adjusted EBITDA	$18,528	$(9,676)

(1) Includes loss on debt extinguishment.

For the year ended December 31, 2025, Adjusted EBITDA was $18.5 million, compared to Adjusted EBITDA loss of $(9.7) million for the same period in 2024. For the year ended December 31, 2025, Adjusted EBITDA increased to 2.7% of revenue, as compared to (1.8)% of revenue for the same period in 2024. The increase in Adjusted EBITDA was driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

Non-GAAP Net Income (Loss)

We define Non-GAAP Net Income (Loss), as net loss adjusted for depreciation and amortization, stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, loss on sale of property and equipment, charitable contribution of common stock, lease termination, impairment of assets, restructuring charges, loss on debt extinguishment and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

	Year Ended December 31,
	2025	2024
Non-GAAP Net Income (Loss):
Net loss	$(61,748)	$(50,403)
Add (deduct):
Depreciation and amortization	18,750	13,012
Stock-based compensation	36,362	29,322
Payroll tax expense related to stock-based compensation	2,465	965
Amortization of lease intangible	720	720
Amortization of deferred costs on convertible notes	2,098	1,859
Acquisition and other	1,164	686
Loss on sale of property and equipment	—	2
Charitable contribution of common stock	3,272	1,686
Lease termination	(4)	—
Impairment of assets	49	82
Restructuring charges	1,262	—
Loss on debt extinguishment	16,430	—
Non-GAAP Net Income (Loss)	$20,820	$(2,069)

For the year ended December 31, 2025, Non-GAAP Net Income was $20.8 million, as compared to Non-GAAP Net Loss of $(2.1) million for the same period in 2024. For the year ended December 31, 2025, Non-GAAP Net Income (Loss) was 3.0% of revenue, as compared to (0.4)% of revenue for the same period in 2024.

Components of Results of Operations

Revenue

Our marketplace revenue is primarily comprised of sales of parts and assemblies to customers through our platform. Buyers purchase specialized CNC manufacturing, sheet metal manufacturing, 3D printing, injection molding, urethane casting, stamping, extrusions, tube cutting, tube bending and finishing services. Customer purchases range from rapid prototyping of single parts to high-volume production on our marketplace. These products are primarily manufactured by our network of suppliers.

Services revenue includes the sale of marketing and advertising services and financial service products.

Cost of Revenue

Marketplace cost of revenue primarily consists of the cost to us of the products that are manufactured or produced by us or our suppliers for delivery to buyers on our platform, internal and external production costs, shipping costs and certain internal depreciation. We expect the cost of revenue to increase in absolute dollars to the extent our revenue increases and transaction volume increases. As we grow and add suppliers to our platform, we are able to improve our pricing efficiency and we expect cost of revenue to decline as a percentage of revenue over time.

Services cost of revenue primarily consists of internal and external production costs and website hosting.

Gross Profit

Gross profit, or revenue less cost of revenue, is primarily affected by the growth of our revenue and the mix of our business between marketplace and services. Marketplace gross margin is our economic value driven by the spread between the price to the buyer and the cost to the supplier. The price to the buyer is primarily driven by AI through our instant quoting engine which utilizes machine learning and our proprietary data to make price predictions. The cost to the supplier is driven by an AI powered matching algorithm which finds the optimal supplier match in our network.

Operating Expenses

Our operating expenses consist of sales and marketing, operations and support, product development, general and administrative functions and impairment of assets.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of our digital marketing strategies, branding costs and other advertising costs, restructuring charges, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation for our sales and marketing employees. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness, add new accounts and further penetrate existing accounts. We expect sales and marketing expense to increase in absolute dollars in the future as we grow our business but decrease over time as a percentage of revenue. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments, which may vary in scope and scale over future periods.

Operations and Support

Operations and support expenses are the costs we incur in support of the buyers and suppliers on our platform which are provided by phone, email and chat for purposes of resolving buyer and suppliers related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, restructuring charges, certain depreciation and amortization expense and software costs used in delivering buyer and suppliers services. We expect operations and support expenses to increase in absolute dollars in the future as we grow our business but decrease over time as a percentage of revenue. Operations and support expenses may fluctuate from period to period based on the timing of our investments, which may vary in scope and scale over future periods.

Product Development

Product development costs that are not eligible for capitalization are expensed as incurred. These costs primarily consist of compensation expenses, including stock-based compensation expenses to our employees performing these functions, restructuring charges and certain depreciation and amortization expense. We expect product development expense to increase in absolute dollars in the future as we grow our business but decrease as a percentage of revenue. Product development expenses may fluctuate from period to period based on the timing of our investments, which may vary in scope and scale over future periods.

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including stock-based compensation expenses, for executive, finance, legal and other administrative personnel, provision for bad debt, professional service fees, facilities cost, restructuring charges and certain depreciation and amortization expense. We expect general and administrative expenses to increase in absolute dollars in the future as we grow our business but decrease as a percentage of revenue. General and administrative expenses may fluctuate from period to period due to the timing of our investments, which may vary in scope and scale over future periods.

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

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes primarily consists of income based taxes primarily from international operations.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

The following table sets forth our statement of operations data for the years indicated:

	Year Ended December 31,
	2025	2024
Revenue	$686,631	$545,529
Cost of revenue	417,858	329,905
Gross profit	268,773	215,624
Operating expenses:
Sales and marketing	122,749	108,437
Operations and support	72,415	58,975
Product development	46,792	39,322
General and administrative	72,284	64,957
Impairment of assets	49	82
Total operating expenses	314,289	271,773
Loss from operations	(45,516)	(56,149)
Other (expenses) income:
Interest expense	(4,907)	(4,752)
Interest and dividend income	8,568	10,782
Other expenses	(19,708)	(757)
Income from unconsolidated joint venture	404	452
Total other (expenses) income	(15,643)	5,725
Loss before income taxes	(61,159)	(50,424)
(Provision) benefit from income taxes	(589)	21
Net loss	(61,748)	(50,403)
Net loss attributable to noncontrolling interest	(5)	(2)
Net loss attributable to common stockholders	$(61,743)	$(50,401)

The following table sets forth our statement of operations data expressed as a percentage of total revenue for the years indicated:

	Year Ended December 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	60.9%	60.5%
Gross profit	39.1%	39.5%
Operating expenses:
Sales and marketing	17.9%	19.9%
Operations and support	10.5%	10.8%
Product development	6.8%	7.2%
General and administrative	10.5%	11.9%
Impairment of assets	—%	—%
Total operating expenses	45.7%	49.8%
Loss from operations	(6.6)%	(10.3)%
Other (expenses) income:
Interest expense	(0.7)%	(0.9)%
Interest and dividend income	1.2%	2.0%
Other expenses	(2.9)%	(0.1)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other (expenses) income	(2.3)%	1.1%
Loss before income taxes	(8.9)%	(9.2)%
(Provision) benefit from income taxes	(0.1)%	—%
Net loss	(9.0)%	(9.2)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(9.0)%	(9.2)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services primarily includes the sale of advertising and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Marketplace
Revenue	$629,642	$485,946
Cost of revenue	411,337	323,365
Gross Profit	$218,305	$162,581
Gross Margin	34.7%	33.5%

Services
Revenue	$56,989	$59,583
Cost of revenue	6,521	6,540
Gross Profit	$50,468	$53,043
Gross Margin	88.6%	89.0%

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

Total revenue increased $141.1 million, or 26%, from $545.5 million for the year ended December 31, 2024 to $686.6 million for the year ended December 31, 2025. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in services revenue. Marketplace revenue increased $143.7 million, or 30%, from $485.9 million for the year ended December 31, 2024 to $629.6 million for the year ended December 31, 2025. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the year ended December 31, 2025, as compared to the prior year period.

Services revenue decreased $2.6 million, or 4%, from $59.6 million for the year ended December 31, 2024 to $57.0 million for the year ended December 31, 2025. The decrease in revenue was primarily due to reductions in Thomas advertising and marketing services and, to a lesser extent, reductions in Thomas non-core services, partly offset by growth in financial services.

Total revenue for the year ended December 31, 2025 and 2024 was $573.8 million and $456.7 million, respectively, for the U.S. reportable segment, and $112.9 million and $88.8 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $88.0 million, or 27%, from $329.9 million for the year ended December 31, 2024 to $417.9 million for the year ended December 31, 2025. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and services for the year ended December 31, 2025 was $411.3 million and $6.5 million, respectively, as compared to $323.4 million and $6.5 million, respectively, for the year ended December 31, 2024.

Marketplace cost of revenue was driven by increased payments to suppliers on our platform due to order growth and increased activity on our marketplace.

Total cost of revenue for the year ended December 31, 2025 and 2024 was $347.7 million and $274.8 million, respectively for the U.S. reportable segment, and $70.2 million and $55.1 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $53.1 million, or 25%, from $215.6 million for the year ended December 31, 2024 to $268.8 million for the year ended December 31, 2025. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 39.1% for the year ended December 31, 2025, as compared to 39.5% for the year ended December 31, 2024. The decrease was primarily driven by faster growth and associated mix shift to marketplace revenue which has a lower gross margin than services.

Gross margin for marketplace was 34.7% for the year ended December 31, 2025, as compared to 33.5% for the year ended December 31, 2024. The improvement over the prior year period was due largely to our AI-driven platform and expanding supplier network, which optimizes pricing to buyers and suppliers.

Gross margin for our services was 88.6% for the year ended December 31, 2025, as compared to 89.0% for the year ended December 31, 2024.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $14.3 million, or 13%, from $108.4 million for the year ended December 31, 2024 to $122.7 million for the year ended December 31, 2025, primarily due to increases in employee compensation costs, including stock-based compensation and benefit costs, and consulting expenses. As a percent of total revenue, sales and marketing expenses decreased to 17.9% for the year ended December 31, 2025 from 19.9% for the year ended December 31, 2024.

Advertising expense increased 1.8%, from $35.1 million for the year ended December 31, 2024 to $35.8 million for the year ended December 31, 2025 due to increased services and marketplace advertising.

Operations and Support

Operations and support expense increased $13.4 million, or 23%, from $59.0 million for the year ended December 31, 2024 to $72.4 million for the year ended December 31, 2025, primarily due to the hiring of additional operations and support employees and their compensation costs, including stock-based compensation, an increase in consulting costs and severance costs related to restructuring. As a percent of total revenue, operations and support expenses decreased to 10.5% for the year ended December 31, 2025 from 10.8% for the year ended December 31, 2024.

Product Development

Product development expense increased $7.5 million, or 19%, from $39.3 million for the year ended December 31, 2024 to $46.8 million for the year ended December 31, 2025, primarily as a result of increases in amortization expense related to capitalized internal-use software development costs, increases in software costs, stock-based compensation, consulting costs and severance costs related to restructuring. These increases were offset by employee compensation costs that were capitalized to internal-use software development. As a percent of total revenue, product development expenses decreased to 6.8% for the year ended December 31, 2025 from 7.2% for the year ended December 31, 2024.

General and Administrative

General and administrative expense increased $7.3 million, or 11%, from $65.0 million for the year ended December 31, 2024 to $72.3 million for the year ended December 31, 2025. The increase was primarily driven by an increase in reserves for bad debt, the costs of charitable contributions of Class A common stock, compensation costs including stock-based compensation, consulting costs and severance costs. These increases were offset by reductions in professional fees. As a percent of total revenue, general and administrative expenses decreased to 10.5% for the year ended December 31, 2025 from 11.9% for the year ended December 31, 2024.

Other (Expenses) Income

Interest expense

Interest expense increased $0.2 million, or 3%, from $4.8 million for the year ended December 31, 2024 to $4.9 million for the year ended December 31, 2025.

Interest and dividend income

Interest and dividend income decreased by $2.2 million, or 21%, from $10.8 million for the year ended December 31, 2024 to $8.6 million for the year ended December 31, 2025. The decrease was primarily due to lower investment in the money market account as we fund ongoing operations.

Other expenses

Other expenses increased $18.9 million, from $0.8 million for the year ended December 31, 2024 to $19.7 million for the year ended December 31, 2025. The increase was primarily attributable to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of 2027 Notes, and to a lesser extent to the increases in foreign exchange losses and non-income based taxes.

(Provision) benefit for income taxes

(Provision) benefit for income taxes changed by $(0.6) million, from less than $0.1 million for the year ended December 31, 2024 to $(0.6) million for the year ended December 31, 2025. The change was primarily driven by foreign income based taxes.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the years ended December 31, 2025 and 2024 was $31.0 million and $0.2 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the years ended December 31, 2025 and 2024 was $(12.5) million and $(9.8) million, respectively.

Liquidity and Capital Resources

Overview

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $219.1 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in future equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

Partial Repurchase of 2027 Notes

We used a portion of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $201.7 million in aggregate principal amount of outstanding 2027 Notes. The total cash paid in connection with this repurchase was approximately $216.7 million, which included approximately $0.7 million to pay the accrued interest through the settlement date and an approximate $14.3 million premium. The repurchase resulted in a $16.4 million loss on debt extinguishment, which included the write-off of $2.1 million of deferred costs related to the 2027 Notes. The loss on debt extinguishment was recorded within other expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Following this partial repurchase, approximately $85.8 million aggregate principal amount of the 2027 Notes remain outstanding on our Consolidated Balance Sheet. The original terms and conditions continue to apply to the remaining notes, and the unamortized debt discount and issuance costs related to these notes will continue to be deferred and accreted.

Capped Call Transactions

In connection with the issuance of the 2030 Notes, we entered into capped call transactions (the “Capped Calls”) with respect to our Class A common shares with certain financial institutions. The Capped Calls are expected to reduce the potential dilution to our Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $63.35 per share and which is subject to certain adjustments under the terms of the Capped Calls.

We used approximately $17.5 million of the net proceeds from the 2030 Notes to pay the cost of the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Consolidated Statements of Changes in Stockholders’ Equity. The Capped Call are not accounted for as derivatives and will not be remeasured; they will remain in stockholders’ equity until expiration or settlement.

Purchase of Treasury Stock

In conjunction with the issuance of the 2030 Notes, we purchased 220,994 shares of our Class A common stock in privately negotiated transactions at an average price of $36.20 per share on June 9, 2025. The $8.1 million of treasury stock repurchase costs was funded using a portion of the proceeds of the 2030 Notes and was recorded as a reduction to stockholders’ equity in the Consolidated Statements of Changes in Stockholders’ Equity.

Material Cash Requirements

Our material cash requirements as of December 31, 2025 include contractual obligations consisting of the following:

•
$335.8 million in aggregate principal amount of indebtedness for our convertible notes due on February 1, 2027 and June 15, 2030.
•
$14.4 million in total minimum lease payments remaining, of which $3.0 million is due in the succeeding twelve months.

Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$6,086	$(15,384)
Net cash used in investing activities	$(16,636)	$(20,179)
Net cash provided by financing activities	$2,890	$4,639

Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $6.1 million, primarily due to a net loss of $(61.7) million adjusted for non-cash charges of $81.4 million and a net $(13.6) million adjustment from changes in operating assets and liabilities. The non-cash adjustments primarily relate to stock-based compensation of $36.4 million, depreciation and amortization of $18.8 million, loss on debt extinguishment of $16.4 million and a $4.6 million reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts receivable of $21.8 million resulting from our continued growth, a reduction in lease liabilities of $6.9 million, and a reduction of prepaid expenses of $2.3 million, offset by changes in accounts payable and accrued cost of revenue of $9.2 million due to the timing of payments to vendors and suppliers, other accrued expenses of $7.4 million and contract liabilities of $2.2 million.

For the year ended December 31, 2024, net cash used in operating activities was $15.4 million, primarily due to a net loss of $(50.4) million adjusted for non-cash charges of $50.5 million and a net $(15.5) million adjustment from changes in operating assets and liabilities. The non-cash adjustments primarily relate to stock-based compensation of $29.3 million, depreciation and amortization of $13.0 million and a $4.5 million reduction to our right of use lease assets. The net decrease in operating assets and liabilities is primarily driven by changes in accounts payable and accrued cost of revenue of $8.7 million due to the timing of payments to vendors and suppliers, accounts receivable of $5.7 million resulting from our continued growth and a reduction in lease liabilities of $6.9 million, offset by changes in other assets of $4.2 million primarily due to a decrease in deferred commissions and other accrued expenses of $2.7 million.

Investing Activities

Cash used in investing activities was $16.6 million during the year ended December 31, 2025, primarily due to the purchase of property and equipment (which includes the internal-use software development costs) of $30.2 million and the purchase of marketable securities of $8.5 million offset by the sale of marketable securities of $22.0 million.

Cash used in investing activities was $20.2 million during the year ended December 31, 2024, primarily due to the purchase of marketable securities of $18.8 million and the purchase of property and equipment (which includes internal-use software development costs) of $18.1 million, offset by the proceeds from the sale of marketable securities of $16.5 million.

Financing Activities

Cash provided by financing activities was $2.9 million during the year ended December 31, 2025, primarily resulting from $250.0 million in net proceeds from the issuance of the 2030 Notes (net of issuance costs) and approximately $3.1 million from the exercise of stock options largely offset by outflows of $216.0 million to repurchase a portion of the 2027 Notes, the purchase capped calls related to the 2030 Notes of $17.5 million, costs incurred in connection with issuance of the 2030 Notes of $8.7 million and $8.1 million to purchase treasury stock.

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

During the year ended December 31, 2025, the Company performed its qualitative assessment and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values.

Intangible assets

Most of our identifiable intangible assets were recognized as part of business combinations we executed in prior years. Our identifiable intangible assets are considered definite life intangible assets and are primarily comprised of customer and vendor relationships, database, developed technology, trade names, and patents. Definite life intangible assets are amortized using the straight-line method over their estimated period of useful life.

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generate approximately 16% of our revenues, of which a majority is generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the year ended December 31, 2025 would have decreased by 1.3%. During the year ended December 31, 2025, our revenues were slightly impacted as the average exchange rate experienced modest fluctuations during the annual periods ending December 31, 2025 and December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Xometry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xometry, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Other Agreed Upon Terms — Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

The Company derives the majority of its U.S. and International marketplace revenue from the sale of parts and assemblies fulfilled using a network of suppliers. Certain contracts with customers contain other agreed upon terms that may differ from the Company’s standard terms and conditions. Judgment is required in evaluating other agreed upon terms in certain contracts for the purposes of revenue recognition.

We identified the evaluation of the Company’s revenue recognition conclusions over certain contracts containing agreed upon terms that differ from the Company’s standard terms and conditions as a critical audit matter because of management’s significant judgment in the amount and timing of revenue recognized for such contracts. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures over these significant judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of other agreed upon terms in certain contracts included the following, among others:

•
We evaluated the reasonableness of management’s significant accounting policies related to revenue recognition and compliance with generally accepted accounting principles.
•
We tested the effectiveness of internal controls related to management’s process of identifying and reviewing accounting policies and revenue contracts.
•
We tested the completeness of the Company’s listing of contracts containing other agreed upon terms with customers.
•
We identified certain of these contracts containing other agreed upon terms with customers and performed the following:
o
Obtained and read contract source documents.
o
Evaluated management’s application of generally accepted accounting principles in determining the appropriate revenue recognition based upon the terms and conditions contained in the contract source documents.
o
Developed specific procedures tailored to the non-standard terms and accounting treatment, including developing an expectation for revenue recognized based on the terms of the contract and comparing our expectation to the amount recorded by the Company.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 24, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Xometry, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Xometry, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Xometry, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Xometry, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ KPMG LLP

We served as the Company’s auditor from 2015 to 2025.

McLean, Virginia

February 25, 2025

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$14,996	$22,232
Marketable securities	204,145	217,603
Accounts receivable, less allowance for credit losses of $8.0 million and $4.9 million as of December 31, 2025 and December 31, 2024	97,370	73,962
Inventory	3,917	3,915
Prepaid expenses	7,262	4,954
Other current assets	6,954	4,874
Total current assets	334,644	327,540
Property and equipment, net	60,631	44,825
Operating lease right-of-use assets	11,132	8,462
Investment in unconsolidated joint venture	4,069	4,065
Intangible assets, net	28,563	32,139
Goodwill	263,801	262,686
Other assets	880	412
Total assets	$703,720	$680,129
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$44,612	$35,023
Other accrued expenses	31,669	24,401
Contract liabilities	10,319	7,948
Income taxes payable	269	979
Operating lease liabilities, current portion	2,067	6,436
Total current liabilities	88,936	74,787
Convertible notes	327,514	283,628
Operating lease liabilities, net of current portion	9,841	5,072
Deferred income taxes	145	229
Other liabilities	547	817
Total liabilities	426,983	364,533
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 49,842,220 shares and 48,289,274 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	710,925	685,054
Treasury stock, at cost, 220,994 and zero shares as of December 31, 2025 and December 31, 2024, respectively	(8,080)	—
Accumulated other comprehensive income (loss)	4,772	(328)
Accumulated deficit	(432,016)	(370,273)
Total stockholders’ equity	275,601	314,453
Noncontrolling interest	1,136	1,143
Total equity	276,737	315,596
Total liabilities and stockholders’ equity	$703,720	$680,129

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$686,631	$545,529	$463,406
Cost of revenue	417,858	329,905	285,147
Gross profit	268,773	215,624	178,259
Operating expenses:
Sales and marketing	122,749	108,437	93,688
Operations and support	72,415	58,975	52,372
Product development	46,792	39,322	34,462
General and administrative	72,284	64,957	70,916
Impairment of assets	49	82	397
Total operating expenses	314,289	271,773	251,835
Loss from operations	(45,516)	(56,149)	(73,576)
Other (expenses) income:
Interest expense	(4,907)	(4,752)	(4,784)
Interest and dividend income	8,568	10,782	11,607
Other expenses	(19,708)	(757)	(1,511)
Income from unconsolidated joint venture	404	452	446
Total other (expenses) income	(15,643)	5,725	5,758
Loss before income taxes	(61,159)	(50,424)	(67,818)
(Provision) benefit for income taxes	(589)	21	353
Net loss	(61,748)	(50,403)	(67,465)
Net (loss) income attributable to noncontrolling interest	(5)	(2)	7
Net loss attributable to common stockholders	$(61,743)	$(50,401)	$(67,472)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(1.22)	$(1.03)	$(1.41)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	50,812,072	49,082,722	47,914,039

Net loss	$(61,748)	$(50,403)	$(67,465)
Comprehensive loss:
Foreign currency translation	5,098	(1,157)	849
Total other comprehensive income (loss)	5,098	(1,157)	849
Comprehensive loss	(56,650)	(51,560)	(66,616)
Comprehensive (loss) income attributable to noncontrolling interest	(7)	24	29
Total comprehensive loss attributable to common stockholders	$(56,643)	$(51,584)	$(66,645)

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity	Interest	Equity

Balance, December 31, 2022	44,822,264	$—	2,676,154	$—	$623,081	—	$—	$28	$(252,400)	$370,709	$1,090	$371,799
Exercise of common stock options	274,680	—	—	—	1,909	—	—	—	—	1,909	—	1,909
Vesting of restricted stock units	328,474	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	3,562	—	—	—	180	—	—	—	—	180	—	180
Donated common stock	60,399	—	—	—	1,029	—	—	—	—	1,029	—	1,029
Stock-based compensation	—	—	—	—	22,118	—	—	—	—	22,118	—	22,118
Comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	827	—	827	22	849
Net loss	—	—	—	—	—	—	—	—	(67,472)	(67,472)	7	(67,465)
Total comprehensive loss	—	—	—	—	—	—	—	827	(67,472)	(66,645)	29	(66,616)
Balance, December 31, 2023	45,489,379	$—	2,676,154	$—	$648,317	—	$—	$855	$(319,872)	$329,300	$1,119	$330,419
Conversion of stock	1,200,843	—	(1,200,843)	—	—	—	—	—	—	—	—	—
Exercise of common stock options	691,550	—	—	—	5,104	—	—	—	—	5,104	—	5,104
Vesting of restricted stock units	753,761	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	52,126	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	21,083	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	80,532	—	—	—	1,686	—	—	—	—	1,686	—	1,686
Stock-based compensation	—	—	—	—	29,322	—	—	—	—	29,322	—	29,322
Comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	(1,183)	—	(1,183)	26	(1,157)
Net loss	—	—	—	—	—	—	—	—	(50,401)	(50,401)	(2)	(50,403)
Total comprehensive loss	—	—	—	—	—	—	—	(1,183)	(50,401)	(51,584)	24	(51,560)
Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	—	$—	$(328)	$(370,273)	$314,453	$1,143	$315,596
Conversion of stock	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	367,250	—	—	—	3,087	—	—	—	—	3,087	—	3,087
Vesting of restricted stock units	1,309,442	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	80,532	—	—	—	3,272	—	—	—	—	3,272	—	3,272
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock-based compensation	—	—	—	—	36,362	—	—	—	—	36,362	—	36,362
Comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	5,100	—	5,100	(2)	5,098
Net loss	—	—	—	—	—	—	—	—	(61,743)	(61,743)	(5)	(61,748)
Total comprehensive loss	—	—	—	—	—	—	—	5,100	(61,743)	(56,643)	(7)	(56,650)
Balance, December 31, 2025	49,842,220	$—	1,475,311	$—	$710,925	220,994	$(8,080)	$4,772	$(432,016)	$275,601	$1,136	$276,737

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(61,748)	$(50,403)	$(67,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,750	13,012	10,738
Impairment of assets	49	82	397
Reduction in carrying amount of right-of-use asset	4,638	4,458	14,355
Lease termination	(14)	—	—
Stock-based compensation	36,362	29,322	22,118
Revaluation of contingent consideration	—	137	571
Income from unconsolidated joint venture	(90)	(42)	(46)
Donation of common stock	3,272	1,686	1,029
Loss on debt extinguishment	16,430	—	—
Loss on sale of property and equipment	—	3	92
Inventory write-off	—	—	223
Amortization of deferred costs on convertible notes	2,098	1,859	1,860
Deferred tax benefit	(84)	(46)	(154)
Changes in other assets and liabilities:
Accounts receivable, net	(21,809)	(5,749)	(20,594)
Inventory	135	(1,282)	(1,550)
Prepaid expenses	(2,256)	599	1,669
Other assets	(772)	4,213	(80)
Accounts payable and accrued cost of revenue	9,160	(8,706)	12,593
Other accrued expenses	7,440	2,681	1,603
Contract liabilities	2,151	681	(1,404)
Lease liabilities	(6,892)	(6,911)	(5,520)
Other liabilities	(24)	527	—
Income taxes payable	(710)	(1,505)	(312)
Net cash provided by (used in) operating activities	6,086	(15,384)	(29,877)
Cash flows from investing activities:
Purchases of marketable securities	(8,542)	(18,751)	(11,582)
Proceeds from sale of marketable securities	22,000	16,500	50,000
Purchases of property and equipment	(30,180)	(18,097)	(18,486)
Distributions in excess of earnings	86	90	—
Proceeds from sale of property and equipment	—	79	223
Cash paid for business combination, net of cash acquired	—	—	(3,349)
Net cash (used in) provided by investing activities	(16,636)	(20,179)	16,806
Cash flows from financing activities:
Proceeds from issuance of convertible notes	250,000	—	—
Costs incurred in connection with issuance of convertible notes	(8,650)	—	—
Payments for repurchase of convertible notes	(215,992)	—	—
Purchase of capped calls	(17,475)	—	—
Purchase of treasury stock	(8,080)	—	—
Proceeds from stock options exercised	3,087	5,104	1,909
Payment of contingent consideration	—	(465)	(842)
Net cash provided by financing activities	2,890	4,639	1,067
Effect of foreign currency translation on cash and cash equivalents	424	(268)	(234)
Net decrease in cash and cash equivalents	(7,236)	(31,192)	(12,238)
Cash and cash equivalents at beginning of the year	22,232	53,424	65,662
Cash and cash equivalents at end of the year	$14,996	$22,232	$53,424
Supplemental cash flow information:
Cash paid for interest	$3,553	$2,875	$2,875
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	—	1,059	5,353
Non-cash consideration in connection with business combination	625	625	1,593

See accompanying notes to the consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013 and our corporate headquarters is located in North Bethesda, Maryland. Xometry is an AI-native global online manufacturing marketplace with a suite of services that are rapidly digitizing the custom manufacturing industry. Xometry’s marketplace enables the design-to-production workflow by providing the AI-driven execution layer that translates design intent into intelligent sourcing decisions and production outcomes at scale. The marketplace offers transparency and traceability from the first quote to final delivery. We provide services that power the broader manufacturing lifecycle. These services include advertising and marketing services through our Thomasnet industrial sourcing platform, financial services and Workcenter, our cloud-based manufacturing execution system. These services deepen our relationships with suppliers. Together, our marketplace and services platforms provide manufacturers the critical resources they need to grow their business and make it easy for buyers to create locally resilient supply chains.

(2) Summary of Significant Accounting Policies

(a)
Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Xometry and its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements and related disclosures are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company has two reportable segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company’s consolidated subsidiaries operating in Germany, United Kingdom, Turkey, China, Japan and India, is the Euro, British Pound Sterling, Turkish Lira, Yuan, Yen and the Indian Rupee respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Foreign currency remeasurement and transaction gains and losses are recorded in other expenses, in the Consolidated Statements of Operations and Comprehensive Loss. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss), as a separate component of equity.

Noncontrolling Interest

We have a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our consolidated financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity on our Consolidated Balance Sheets. We include net (loss) income attributable to the noncontrolling interest in Net loss in our Consolidated Statements of Operations and Comprehensive Loss.

(b)
Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the Consolidated Statements of Operations and Comprehensive Loss. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company’s marketable securities are recorded at fair value. As of December 31, 2025, we have no assets or liabilities that we measure on a recurring basis using Level 2 or Level 3 inputs.

(e)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand with various financial institutions. These accounts are stated at cost, which approximates fair value.

(f)
Marketable Securities

The Company measures its marketable securities at fair value and recognizes any changes in fair value in other expenses on the Consolidated Statements of Operations and Comprehensive Loss. Our marketable securities represent our investments in a short term money market fund. These marketable securities have maturities of three months or less. As of December 31, 2025 and 2024, the Company’s marketable securities of $204.1 million and $217.6 million respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. No losses or gains were recorded during the years ended December 31, 2025, 2024 or 2023.

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

Allowance for Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2025	2024	2023
Allowance for credit losses
Balance at beginning of year, January 1	$4,912	$2,444	$1,988
Charge to provision accounts	6,586	4,024	2,186
Write-offs or other	(3,535)	(1,556)	(1,730)
Balance at period end, December 31, respectively	$7,963	$4,912	$2,444
(h)
Inventory

Inventory consists primarily of work-in-progress, raw materials and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts, if needed.

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

Property and equipment includes capitalized internal-use software development costs. Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $28.5 million and $17.0 million for the years ended December 31, 2025 and 2024, respectively. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(j)
Investment In Unconsolidated Joint Venture

The Company has a 50% interest in Industrial Media, LLC (“IM, LLC”) with the other 50% owned by Rich Media Group, LLC. IM, LLC primarily manages content creation, advertising sales, and marketing initiatives for the Industrial Engineering News brand, certain magazines, videos, website and associated electronic media products for industrial engineers. The Company’s initial ownership interest in the net assets of IM, LLC approximated $5.2 million. We estimated the fair value of the net assets using a market approach which considered market multiples and revenue assumptions based on historical operating results (Level 3 inputs). The Company estimated an inital basis difference of approximately $4.2 million which is accounted for as equity method goodwill which is not subject to amortization.

We account for our investment in IM, LLC using the equity method of accounting as we exercise significant influence, but do not control the entity. Under the equity method of accounting, our net equity investments in IM, LLC is reflected in the accompanying Consolidated Balance Sheets and the Company’s share of net income from IM, LLC is included in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investment in IM, LLC may be other-than-temporarily-impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such a decline in value is deemed to be other than-temporary. To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee and available information that may affect the value of our investment.

No impairment loss on our investment in IM, LLC was recognized during the years ended December 31, 2025, 2024 and 2023.

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

The Company determines that a contract exists between the Company and the customer when the customer accepts a quote and places an order. The process is governed by the Company’s standard terms and conditions or other agreed upon terms with Xometry’s buyers. Upon receiving an order through Xometry’s platform, the Company identifies the underlying performance obligation(s) necessary for revenue recognition. Using Xometry’s in-house technology, the Company determines the transaction price for the manufactured part(s) or assembly on a stand-alone basis at order initiation. The Company recognizes revenue as control is transferred to the customer, either at a point in time or over time.

Marketplace revenue is primarily recognized from sales to Xometry’s customers upon shipment, at which point control over the part(s) or assembly has transferred. The Company has elected to treat shipping and handling as a fulfillment activity and not as a separate performance obligation.

In certain contracts, when we create or enhance an asset that the customer controls, marketplace revenue is recognized over time. Marketplace revenue is recognized over time using the cost-to-cost input method as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the current period.

The Company has concluded that it’s the principal in the sale of part(s) and assemblies that use the Xometry marketplace because the Company controls the manufacturing by obtaining a right to direct a third-party manufacturer to fulfill the performance obligation Xometry has with the Company’s customers on Xometry’s behalf. The Company has considered the following conditions of the sale: (i) the Company has the obligation of providing the specified product to the customer, (ii) the Company has discretion with respect to establishing the price of the product and margin risk from the price the Company pays the suppliers, (iii) the Company has discretion in determining how to fulfill each order, including selecting the supplier and (iv) Xometry bears certain risk for product quality to the extent the customer is not satisfied with the final product.

Xometry also derives revenue from its services (previously referred to as “supplier services”) which is a suite of services offered to our suppliers. Service revenues include the sale of marketing services including advertising. This revenue is generally recognized as control is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product or service. From time to time, a purchase order with a customer may involve multiple performance obligations, including a combination of some or all of our products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period or at the point in time in which the performance obligations are satisfied, as applicable. Consideration is typically determined based on a fixed unit price for the service or product provided. For purchase orders involving multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price, and recognized as revenue when each individual product or service is transferred to the customer.

The Company has certain contracts with variable consideration in form of returns, refunds and allowances, which may affect the transaction price used as the basis for revenue recognition. As of December 31, 2025 and 2024, the Company had a provision for estimated returns, refunds and allowances of $0.2 million and $0.1 million, respectively.

Sales tax collected from customers and remitted to governmental authorities is excluded from revenue.

Contract Liabilities

Contract liabilities are derived from payments received at the time an order is placed, for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The following table is a summary of the contract liabilities (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2023	$7,357
Revenue recognized	(201,163)
Payments received in advance	201,754
Contract liabilities at December 31, 2024	$7,948
Revenue recognized	(236,508)
Payments received in advance	238,879
Contract liabilities at December 31, 2025	$10,319

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per order basis. For marketplace contracts, the Company recognizes costs over a period of one year or less. For service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $3.0 million, $6.3 million and $8.1 million, respectively of amortization related to deferred sales commissions. The Company had deferred sales contract acquisition costs of $0.4 million as of December 31, 2025 and 2024, which is classified in other current assets on the Consolidated Balance Sheets.

(l)
Cost of Revenue

Cost of revenue for marketplace primarily consists of the cost of the products that are manufactured or produced by the Company’s suppliers for delivery to buyers on the Company’s platform, internal and external production costs, shipping costs, and certain internal depreciation.

Cost of revenue for services primarily consists of internal and external production costs and website hosting.

(m)
Leases

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at its inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities (net of current portion) in the Consolidated Balance Sheets. For leases with terms of twelve months or less, the Company does not recognize ROU assets or lease liabilities on the Consolidated Balance Sheets. Additionally, the Company elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s Consolidated Balance Sheets.

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

(n)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the years ended December 31, 2025, 2024 and 2023, the Company’s advertising costs were $35.8 million, $35.1 million and $31.7 million, respectively.

(o)
Operations and Support

Operations and support expenses are the costs the Company incurs in support of the customers and suppliers on Xometry’s platforms which are provided by phone, email and chat for purposes of resolving customer and supplier related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering customer and services.

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

(r)
Stock-Based Compensation

All stock-based compensation, including stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), are measured at the grant date fair value of the award. The fair value of the RSUs and PRSUs is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options, RSUs and PRSUs are recognized as compensation expense on a straight-line basis over the requisite service period, which is typically three to four years. Forfeitures are recorded in the period in which they occur.

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

During the year ended December 31, 2025, the Company performed its qualitative assessment and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values.

During the year ended December 31, 2024, the Company elected to bypass the qualitative assessment and performed a quantitative assessment to evaluate the goodwill of the U.S. reporting unit. The results of our quantitative assessment indicated that the fair value of our U.S. reporting unit exceeded its carrying value.

During the year ended December 31, 2024, the Company performed a qualitative assessment to evaluate the goodwill of the International reporting unit, the results of which indicated that it is more likely than not that the fair value of our International reporting unit exceeded its carrying value.

During the year ended December 31, 2023, the Company performed its qualitative assessment and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values.

(x)
Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard became effective for the Company in December 2025. The Company adopted the amendments in this ASU prospectively. We have reflected the adoption of this ASU in Note 9 - Income Taxes.

(y)
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

In November 2024, FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2024-04, but does not expect the adoption of this accounting standard to have a material impact on our consolidated financial statements.

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

For 2025, 2024, and 2023, no one customer accounted for more than 10% of the Company’s revenues. As of December 31, 2025 and 2024, no single customer accounted for more than 10% of the Company’s accounts receivable.

(4) Inventory

Inventory consists of raw materials, work-in-process and finished goods. Raw materials (plastics and metals) become manufactured products in the additive and subtractive manufacturing processes. Work-in-progress represents manufacturing costs associated with customer orders that are not yet complete. Finished goods represents product awaiting shipment. Inventory consists of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$1,315	$794
Work-in-progress	1,018	1,589
Finished goods	1,584	1,532
Total	$3,917	$3,915

(5) Property and Equipment, net

Property and equipment, net consist of the following as of December 31, 2025 and 2024 (in thousands):

		December 31,	December 31,
	Useful Life	2025	2024
Technology hardware	3 years	$4,049	$3,884
Manufacturing equipment	2 - 10 years	6,713	6,572
Capitalized software development	3 years	90,051	60,480
Leasehold improvements	Shorter of useful life or lease term	1,287	1,761
Furniture and fixtures	7 years	3,468	2,549
Total		105,568	75,246
Less accumulated depreciation		(44,937)	(30,421)
Property and Equipment, net		$60,631	$44,825

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$735	$731	$172
Sales and marketing	101	103	43
Operations and support	182	139	174
Product development	13,388	7,919	5,763
General and administrative	773	500	878
Total depreciation and amortization expense	$15,179	$9,392	$7,030

(6) Leases

The Company leases its offices under non-cancelable lease agreements which expire between 2026 and 2032. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options and tenant allowances. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and the associated potential option payments are excluded from the lease payments. Under such arrangements, the Company recognizes an ROU asset and lease liability on the Consolidated Balance Sheets. Variable rent may include items such as common area maintenance and real estate taxes.

From December 2021, through December 2025, the Company subleased a portion of its office in New York City to three other companies (the “Sublessees”). The Sublessees paid the Company a portion of the rent under the existing lease with the landlord (the “Head Lease”), the Company was not relieved from its legal obligation to the landlord under the Head Lease. Accordingly, an operating lease liability and an operating lease ROU asset is reflected on the Company’s Consolidated Balance Sheets related to the Head Lease. The Head Lease terminated on December 31, 2025 and therefore no remaining operating lease liability and operating lease ROU asset exist on the balance sheet related to the Head Lease as of this date.

The Company periodically assesses its lease portfolio. During 2023, the Company abandoned certain leases and/or portions of its leases in New York, NY, Horsham, PA, Culver City, CA, Doraville, GA and Gaithersburg, MD. As a result of abandoning these leases, the Company ceased its use of these locations and accelerated the amortization of the ROU assets to reduce the ROU assets carrying values to zero. The Company recognized a one-time charge of $8.7 million of additional operating lease expense during 2023 in general and administrative expense on our Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to pay the rent owed under the existing lease agreements. No additional lease abandonments were identified in 2024 or 2025.

Operating lease expense for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$79	$72	$72
General and administrative	5,149	5,120	15,008
Total operating lease expense	$5,228	$5,192	$15,080

Our lease costs for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease costs:
Operating lease costs	$4,618	$4,536	$5,725
Variable lease costs	1,316	1,501	1,315
Short-term lease costs	200	212	133
Amortization of in-place lease intangible assets	357	365	364
Amortization of in place lease asset - below market	720	720	949
Lease abandonment cost	—	—	8,706
Sublease income	(1,983)	(2,142)	(2,112)
Total operating lease cost	$5,228	$5,192	$15,080

The following table includes supplemental cash and non-cash information related to the Company’s leases during 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,348	$7,512	$6,460
Right of use assets obtained in exchange for lease obligations	7,450	673	852
Reduction to right of use assets resulting from reductions to lease obligations	—	—	(69)

The Company’s aggregate annual lease obligations at December 31, 2025 are as follows (in thousands):

Operating Leases
2026	$2,979
2027	3,177
2028	2,920
2029	2,516
2030	1,322
Thereafter	1,496
Total undiscounted lease obligations	14,410
Less imputed interest	(2,502)
Net lease obligations	$11,908

The following are the remaining weighted average lease terms and discount rates for the Company’s leases as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (in years)	5.00	2.81
Weighted average discount rate	7.28%	5.77%

(7) Common Stock

The Company’s amended and restated its certificate of incorporation to provide for two classes of common stock: Class A common stock and Class B common stock. The Company's authorized capital stock consists of 805 million shares, all with a par value of $0.000001 per share, of which:

•
750,000,000 are designated Class A common stock;
•
5,000,000 are designated Class B common stock; and
•
50,000,000 are designated preferred stock.

Shares of Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects, including but not limited to dividends and distributions, liquidation rights, change of control transactions, subdivisions and combinations, no preemptive or similar rights, and conversion. Class B common stock may be converted to Class A common stock, at any time or from time to time as provided for in the certificate of incorporation. During 2024, 1,200,843 shares of Class B common stock were converted to Class A common stock. No Class B common stock was converted to Class A common stock during 2023 or 2025.

Holders of our Class A common stock are entitled to one vote per share on any matter that is submitted to a vote of our stockholders. Holders of our Class B common stock are entitled to 20 votes per share on any matter submitted to a vote of our stockholders.

As of December 31, 2025, no dividends have been declared or paid by the Company.

The Company reserved 402,658 shares of its Class A common stock, representing 1% of the Company’s fully diluted capitalization as of the date of approval by our board of directors, for charitable contributions to non-profit organizations. These shares will be issued over a five year period which began in July 2021, in an amount not to exceed 20% of the initial reserve amount per calendar year. During 2025, 2024 and 2023, the Company donated 80,532, 80,532 and 60,399 shares of its Class A common stock, respectively, to a donor advised fund and recognized an expense associated with the charitable contribution of approximately $3.3 million, $1.7 million and $1.0 million which is recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

(8) Stock-Based Compensation

In 2014, the Company adopted a stock compensation plan (the “2014 Equity Incentive Plan”) pursuant to which the Company may grant stock options, stock purchase rights, restricted stock awards, or stock awards to employees, directors and consultants (including prospective employees, directors, and consultants). This plan was terminated in February 2016 and no additional awards were granted. As of December 31, 2025, there were no outstanding awards under the 2014 Equity Incentive Plan.

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

In July 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based awards and other awards, or collectively, awards. Awards may be granted to Xometry employees, Xometry’s non-employee directors and consultants/contractors and the employees and consultants/contractors of Xometry affiliates. ISOs may be granted only to Xometry employees and the employees of Xometry affiliates.

As of December 31, 2025, there were 7,300,649 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

No stock options were granted during the years ended December 31, 2025 and 2024. The fair value of the stock option grant for the year ended December 31, 2023 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

Year Ended December 31,
2023
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	81%
Expected term (years)	6.3
Risk-free interest rate	3.8%
Fair value of share	$15.97

A summary of the status of the Company’s stock option activity and the changes during the years then ended are as follows (in millions, except share, per share amounts and contractual term):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2022	2,841,419	$11.33	7.7	$61.4
Granted	474,237	$15.97	—	—
Exercised	(264,445)	$7.04	—	—
Forfeited	(152,418)	$18.20	—	—
Expired	(17,585)	$28.50	—	—
Balance at December 31, 2023	2,881,208	$12.02	7.0	$69.6
Exercisable at December 31, 2023	1,859,740	$8.78	6.4	$50.7
Balance at December 31, 2023	2,881,208	$12.02	7.0	$69.6
Exercised	(689,928)	$7.38	—	—
Forfeited	(201,941)	$22.99	—	—
Expired	(82,856)	$35.87	—	—
Balance at December 31, 2024	1,906,483	$11.51	6.0	$59.4
Exercisable at December 31, 2024	1,640,638	$10.12	5.7	$53.4
Balance at December 31, 2024	1,906,483	$11.51	6.0	$59.4
Exercised	(367,088)	$8.42	—	$11.9
Forfeited	(35,679)	$19.17	—	—
Expired	(24,490)	$29.25	—	—
Balance at December 31, 2025	1,479,226	$11.79	4.7	$70.5
Exercisable at December 31, 2025	1,388,764	$11.38	4.6	$66.8

The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $11.55.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $11.9 million, $10.1 million and $3.9 million, respectively.

At December 31, 2025, there was $0.9 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 and 2016 Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of approximately one year as of December 31, 2025.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

RSUs

A summary of the status of the Company’s RSU activity and the changes during the years then ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2022	875,902	$44.37	$28.2
Granted	1,563,404	$16.57	—
Vested	(340,595)	$42.18	—
Forfeited and cancelled	(328,837)	$32.19	—
Unvested RSUs as of December 31, 2023	1,769,874	$22.50	$63.6
Granted	2,133,242	$18.39	—
Vested	(755,825)	$22.65	—
Forfeited and cancelled	(616,933)	$21.84	—
Unvested RSUs as of December 31, 2024	2,530,358	$19.15	$107.9
Granted	2,137,134	$30.10	—
Vested	(1,207,233)	$20.96	—
Forfeited and cancelled	(547,582)	$21.51	—
Unvested RSUs as of December 31, 2025	2,912,677	$25.99	$173.2

At December 31, 2025, there was approximately $60.6 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of December 31, 2025.

PRSUs

A summary of the status of the Company’s PRSU activity and the changes during the years then ended are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2023	—	—	—
Granted	336,118	$17.35	—
Vested	—	—	—
Forfeited and cancelled	(63,603)	$17.48	—
Unvested PRSUs as of December 31, 2024	272,515	$17.32	$11.6
Granted	336,094	$23.14	—
Vested	(91,527)	$17.32	—
Forfeited and cancelled	(48,367)	$20.26	—
Unvested PRSUs as of December 31, 2025	468,715	$21.19	$27.9

At December 31, 2025, there was approximately $8.5 million of total unrecognized compensation cost related to unvested PRSUs granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately two years as of December 31, 2025.

Total stock-based compensation cost for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sales and marketing	$10,278	$8,028	$4,909
Operations and support	12,316	9,280	7,719
Product development	8,307	6,583	5,345
General and administrative	5,461	5,431	4,145
Total stock compensation expense	$36,362	$29,322	$22,118

During 2024, the Company modified certain RSU awards to accelerate the vesting dates for 517 grantees. As a result of this acceleration, the Company recognized additional stock-based compensation expense of $0.7 million during 2024.

(9) Income Taxes

For the year ended December 31, 2025, the Company had an income tax expense of $0.6 million. For the years ended December 31, 2024 and 2023, the Company had an income tax benefit of approximately $0.1 million and $0.4 million, respectively. The Company's tax expense is comprised of a current (provision) and a deferred state tax benefit of $(0.7) million and $0.1 million, respectively for the year ended December 31, 2025, and a current (provision) and a deferred state tax benefit of $(0.1) million and $0.1 million, respectively for the year ended December 31, 2024. This estimated annual effective tax rate of (1.0)% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

The Company adopted ASU 2023-09 prospectively on January 1, 2025 to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation disclosure.

The components of loss before income taxes were as follows (in thousands):

Year Ended December 31,
2025
Domestic	$(51,841)
Foreign	(9,318)
Loss before income taxes	$(61,159)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows (in thousands):

	Year Ended December 31, 2025
	Pre-Tax Book Loss	Tax Effect	Rate Effect
Federal tax statutory rate	$(61,159)	$(12,824)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)		(519)	0.85%
Foreign Tax Effects
Germany
Valuation Allowance		3,248	(5.32)%
Statutory tax rate difference between Germany and U.S.		(974)	1.60%
Other		611	(1.00)%
Other foreign jurisdictions		296	(0.48)%
Effect of Changes in Tax Law		—	—%
Effect of Cross-Border Tax Laws		—	—%
Tax Credits		—	—%
Changes in Valuation Allowances		13,817	(22.63)%
Nontaxable or Nondeductible:
Stock based compensation		(7,351)	12.04%
Non-Deductible Interest		3,450	(5.65)%
Non-Deductible Officers' Compensation		1,366	(2.24)%
Other		99	(0.16)%
Change in Unrecognized Tax Benefits		—	—%
Other Adjustments		(630)	1.03%
Effective Tax Rate	$(61,159)	$589	(0.96)%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include New York State and City, California, Pennsylvania, Illinois and Massachusetts

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate before the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Federal tax statutory rate	21%	21%
State tax rate, net of federal benefit	2%	2%
Foreign rate difference	3%	2%
Permanent difference: stock-based compensation	2%	(2)%
Other	(4)%	(5)%
Change in state tax rate	(1)%	5%
Valuation allowance	(23)%	(22)%
	—%	1%

Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Deferred compensation	$8,156	$5,133
Leases	1,804	2,625
Sec. 163(j) interest limitation carryforward	4,851	3,742
Allowance for doubtful accounts	1,284	993
Fixed assets	—	1,592
Charitable contributions	2,575	1,763
Unrealized losses	455	453
Other	5,038	1,192
Net operating loss	95,207	80,354
Total deferred tax assets	119,370	97,847
Less valuation allowance	(105,350)	(85,184)
Total deferred tax assets, net	$14,020	$12,663
Deferred tax liabilities:
Leases	$(1,613)	$(1,934)
Fixed assets	(2,680)	—
Acquisition costs and intangibles	(9,872)	(9,839)
Other	—	(1,119)
Total deferred tax liabilities	(14,165)	(12,892)
Net deferred tax liability	$(145)	$(229)

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

As of December 31, 2025, and 2024, the Company had a valuation allowance of $105.4 million and $85.2 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of its foreign subsidiaries. The increase in the valuation allowance during 2025 is primarily related to the pre-tax losses generated in the U.S. and non-U.S. operations.

Net Operating Loss and Credit Carryforwards

As of December 31, 2025, the Company has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes, and similar state amounts, of approximately $291.3 million available to reduce future income subject to income taxes before limitations. As of December 31, 2025, the Company had a net operating loss carryforward for tax purposes related to its foreign subsidiaries of $79.0 million. U.S. federal net operating carryforwards generated prior to 2018 in the approximate amount of $48.7 million will begin to expire, if not utilized, in 2026. Our non-U.S. net operating loss and U.S. federal net operating losses post 2017 have an indefinite life. Under the provisions of U.S. Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation in the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income.

Of the total loss carryforward available, approximately $44.4 million of net operating losses were attributable to the acquisition of Thomas Publishing Company and its subsidiaries (collectively, “Thomas”). In 2022, management completed its evaluation of any limitations on the ability of the Company to utilize the Thomas net operating loss carryforward. As a result of this evaluation, management has determined that the annual limitation, as determined under Section 382 of the Internal Revenue Code, would not prevent the Company from utilizing the net operating losses before expiration to the extent the Company is able to generate sufficient future taxable income.

Uncertain Tax Positions

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. Our gross unrecognized tax benefits related to uncertain tax positions were not material to the Company’s financial position or operations for all periods presented.

The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities. The Company is not currently under examination by any tax jurisdiction for federal or state income taxation.

The amount of cash income taxes paid by the Company were as follows (in thousands):

Year Ended December 31,
2025
Federal	$—
State and local:
Georgia	74
All other States	249
Foreign:
China	529
UK	147
All other foreign	14
Income taxes paid, net of refunds	$1,013

(10) Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share of Class A common stock, Class B common stock and participating securities using the two-class method. Basic and diluted earnings per share are the same for each class of common stock and participating securities because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(61,748)	$(50,403)	$(67,465)
Net (loss) income attributable to noncontrolling interest	(5)	(2)	7
Net loss attributable to common stockholders	$(61,743)	$(50,401)	$(67,472)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	50,812,072	49,082,722	47,914,039
Net loss per share attributable to common stockholders, basic and diluted, of Class A and Class B common stock	$(1.22)	$(1.03)	$(1.41)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	December 31,
	2025	2024	2023
Stock options outstanding	1,479,226	1,906,483	2,881,208
Unvested RSUs	2,912,677	2,530,358	1,769,874
Unvested PRSUs	468,715	272,515	—
Warrants outstanding	—	—	87,784
Shares reserved for charitable contribution	80,530	161,062	241,594
2027 Notes	1,529,157	5,123,624	5,123,624
2030 Notes	5,312,375	—	—
Total shares	11,782,680	9,994,042	10,104,084

(11)
Debt and Commitments and Contingencies

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

Partial Repurchase of 2027 Notes

We used a portion of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $201.7 million in aggregate principal amount of outstanding 2027 Notes. The total cash paid in connection with this repurchase was approximately $216.7 million, which included approximately $0.7 million to pay the accrued interest through the settlement date and an approximate $14.3 million premium. The repurchase resulted in a $16.4 million loss on debt extinguishment, which included the write-off of $2.1 million of deferred costs related to the 2027 Notes. The loss on debt extinguishment was recorded within other expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Following this partial repurchase, approximately $85.8 million aggregate principal amount of the 2027 Notes remain outstanding on our Consolidated Balance Sheet. The original terms and conditions continue to apply to the remaining 2027 Notes, and the unamortized debt discount and issuance costs related to these notes will continue to accrete to interest expense.

The following table presents the outstanding principal amount and carrying value of Convertible Notes as of the dates indicated (in thousands):

	December 31, 2025
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(557)	$(43)	$85,205
2030 Notes	250,000	(6,675)	(1,016)	242,309
Total	$335,805	$(7,232)	$(1,059)	$327,514

	December 31, 2024
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$287,500	$(3,594)	$(278)	$283,628

The annual effective interest rate for the 2027 Notes and the 2030 Notes were approximately 1.6% and 1.4%, respectively.

Interest expense related to the Convertible Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Coupon interest	$2,791	$2,875	$2,875
Amortization of debt discount	1,882	1,725	1,725
Amortization of transaction costs	216	134	135
Total interest expense	$4,889	$4,734	$4,735

The Company estimates the fair value of the Convertible Notes with inputs that are unobservable. The following table presents the carrying value and estimated fair value of the 2027 Notes as of the date indicated (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$85,205	$107,900	$283,628	$311,621
2030 Notes(1)	242,309	375,550	—	—
Total Convertible Notes	$327,514	$483,450	$283,628	$311,621

(1) As of December 31, 2025 and 2024, the fair value of the Convertible Notes, as applicable, were measured using Level 2 inputs based on the frequency of trading on our debt at the end of the year.

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

We used approximately $17.5 million of the net proceeds from the 2030 Notes to pay the cost of the Capped Calls. These instruments are classified as equity and recorded as a reduction of additional paid-in capital in the Consolidated Statements of Changes in Stockholders’ Equity. The Capped Calls are not accounted for as derivatives and will not be remeasured; they will remain in stockholder’s equity until expiration or settlement.

Purchase of Treasury Stock

In conjunction with the 2030 Notes issuance, we purchased 220,994 shares of our Class A common stock in privately negotiated transactions at an average price of $36.20 per share on June 9, 2025. The $8.1 million of treasury stock repurchase costs was funded using a portion of the proceeds of the 2030 Notes and was recorded as a reduction to stockholder’s equity in the Consolidated Statements of Changes in Stockholders’ Equity.

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

Restructuring

During the year ended 2023 and 2025, the Company initiated separate restructuring actions to help manage our operating expenses, improve our efficiency and align resources by reducing our workforce. For the years ended December 31, 2023 and December 31, 2025, the Company incurred $0.7 million and $1.3 million, respectively for employee termination costs related to the restructurings. Amounts payable as of December 31, 2025 related to the restructuring were not material.

The Company did not incur any restructuring costs for the year ended December 31, 2024. The following table shows the total restructuring costs incurred during the year ended December 31, 2025 and 2023 (in thousands):

	For the Year Ended December 31,
	2025	2023
Sales and marketing	$31	$224
Operations and support	588	230
Product development	470	117
General and administrative	173	167
Total restructuring charges	$1,262	$738

Exit from the Tools and Materials Business

The Company previously provided suppliers with access to competitively priced tools and material and supplies in the U.S. As a result of exiting the tools and materials business (our “tools and materials business”, which we previously referred to as our “supplies business”) during 2023, the Company recognized $0.6 million of costs associated with its closure, of which $0.2 million is recognized in cost of revenue and $0.4 million is recognized in operations and support on the Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions up to 6% of eligible income. Our total matching contribution to the 401(k) Plan was $2.5 million, $2.2 million and $2.1 million for the years ending December 31, 2025, 2024 and 2023, respectively.

(12) Segments

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

The following tables reflect certain segment information for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Segment Revenue
U.S.	$573,755	$456,727	$403,289
International	112,876	88,802	60,117
Total	$686,631	$545,529	$463,406
Segment Cost of Revenue
U.S.	$347,668	$274,838	$247,519
International	70,190	55,067	37,628
Total	$417,858	$329,905	$285,147
Segment Adjusted Operating Expense(1)
U.S.	$195,777	$182,453	$171,957
International	55,204	43,578	34,169
Total	$250,981	$226,031	$206,126
Other Segment Items(2)
U.S.	$736	$731	$377
International	—	—	—
Total	$736	$731	$377
Segment Adjusted EBITDA
U.S.	$31,046	$167	$(15,810)
International	(12,518)	(9,843)	(11,680)
Adjusted EBITDA	$18,528	$(9,676)	$(27,490)
(Add) deduct:
Interest expense, interest and dividend income and other expenses	(16,047)	5,273	5,312
Depreciation and amortization	(18,750)	(13,012)	(10,738)
Amortization of lease intangible	(720)	(720)	(950)
(Provision) benefit for income taxes	(589)	21	353
Stock-based compensation	(36,362)	(29,322)	(22,118)
Payroll tax expense related to stock-based compensation	(2,465)	(965)	—
Lease abandonment	—	—	(8,706)
Acquisition and other	(1,164)	(686)	(824)
Charitable contribution of common stock	(3,272)	(1,686)	(1,029)
Income from unconsolidated joint venture	404	452	446
Impairment of assets	(49)	(82)	(397)
Restructuring charges	(1,262)	—	(738)
Costs to exit the tools and materials business	—	—	(586)
Net Loss	$(61,748)	$(50,403)	$(67,465)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease abandonment, charitable contributions of common stock, and costs to exit the tools and materials business.

(2) Addback to Segment Cost of Revenue to calculate Segment Adjusted EBITDA.

The Company’s International revenues are primarily generated in Germany. The Company’s revenues from Germany for the years ended December 31, 2025, 2024 and 2023 were approximately $89.9 million, $73.2 million and $52.4, respectively.

The following tables reflect long-lived asset information for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Segment Property and equipment, net
U.S.	$49,543	$37,370
International	11,088	7,455
Total	$60,631	$44,825

Operating lease right-of-use assets
U.S.	$8,003	$7,728
International	3,129	734
Total	$11,132	$8,462

The majority of the Company’s International property and equipment, net assets are located in Germany.

(13) Disaggregated Revenue and Cost of Revenue Information

The following tables present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services primarily includes the sale of digital advertising and marketing services, and to a lesser extent financial service products and SaaS products.

Revenue and cost of revenue is presented in the following tables for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
Marketplace	2025	2024	2023
Revenue	$629,642	$485,946	$394,754
Cost of revenue	411,337	323,365	273,264
Gross Profit	$218,305	$162,581	$121,490

Services
Revenue	$56,989	$59,583	$68,652
Cost of revenue	6,521	6,540	11,883
Gross Profit	$50,468	$53,043	$56,769

(14) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	December 31, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$9,911	$26,689
Trade Names	10	800	325	475
Developed Technology	5	740	627	113
Vendor Relationships	15	1,253	504	749
Database	5	2,400	1,950	450
Patents	17	157	70	87
Subtotal intangible assets		41,950	13,387	28,563
In-place Lease Intangible Asset	4	568	568	—
Above Market Lease Intangible Asset	4	896	896	—
Total intangible assets		$43,414	$14,851	$28,563

	December 31, 2024
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$7,471	$29,129
Trade Names	10	800	245	555
Developed Technology	5	739	507	232
Vendor Relationships	15	1,263	420	843
Database	5	2,400	1,470	930
Patents	17	157	61	96
Subtotal intangible assets		41,959	10,174	31,785
In-place Lease Intangible Asset	4	568	433	135
Above Market Lease Intangible Asset	4	896	677	219
Total intangible assets		$43,423	$11,284	$32,139

During 2025, 2024 and 2023, no impairments were recorded on the Company’s intangible long-lived assets.

Amortization expense for the year ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sales and marketing	$3,080	3,082	3,119
Product development	120	159	211
General and administrative (1)	14	14	14
Total	$3,214	$3,255	$3,344

(1) Amortization of the lease related intangible assets is recorded as operating lease expense in general and administrative.

As of December 31, 2025, estimated amortization expense for intangible assets and lease intangible assets for the next five years is: $3.2 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029, $2.6 million in 2030 and $14.9 million thereafter.

The following tables provide a roll forward of the carrying amount of goodwill (in thousands):

	2025	2024
Balance as of January 1:
Gross goodwill	$265,760	$265,989
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	262,686	262,915
Impact of foreign exchange	1,115	(229)
Net goodwill as of December 31, 2025 and December 31, 2024:	$263,801	$262,686

As of December 31, 2025 and 2024, the Company had $263.8 million and $262.7 million, respectively of goodwill. As of December 31, 2025 and 2024, $258.0 million is part of the Company’s U.S. reporting unit, and $5.8 million and $4.7 million, respectively, is part of the Company’s International reporting unit.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During three months ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including information about our directors, executive officers and audit committee, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders under the captions “Information about our Director Nominees and Current Directors”, “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports”, which will be filed with the SEC, no later than 120 days after December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Non-Employee Director Compensation”, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders under the caption “Transactions with Related Persons”, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders under the caption “Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm”, which will be filed with the SEC no later than 120 days after December 31, 2025.

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
4.1

Indenture, date as of June 12, 2025, by and between Xometry, Inc. and U.S. Bank Trust Company, National Association as Trustee, (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-40546), filed with the SEC on June 12, 2025).

4.2

Form of Global Note representing Xometry, Inc.'s 0.75% Convertible Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-40546), filed with the SEC on June 12, 2025).

4.3

Indenture, dated as of February 4, 2022, by and between Xometry, Inc. and U.S. Bank Trust Company, National Association as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on February 4, 2022).

4.4

Form of Global Note representing Xometry, Inc.’s 1.00% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on February 4, 2022).

4.5	Description of Registered Securities (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on March 18, 2022).
4.6

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

10.17+

Amendment to Employment Agreement by and between Xometry, Inc. and Peter Goguen (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024).

10.18+

Amended and Restated Employment Agreement by and between Xometry, Inc. and Matthew Leibel (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024).

10.19+

Employment Agreement by and between Xometry, Inc. and Subir Dutt (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 8, 2024).

10.20+

Employment Agreement by and between Xometry, Inc. and Sanjeev Singh Sahni (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 00140546), filed with the SEC on February 25, 2025).

10.21+

Employment Agreement by and between Xometry, Inc. and Vaidyanathan Raghavan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on February 25, 2025).

10.22+

Form of performance restricted stock unit award agreement under the Xometry, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on February 25, 2025).

10.23+

Form of Confirmation for Capped Call Transactions (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40546), filed with the SEC on June 12, 2025).

16.1	Letter Dated March 7, 2025 from KPMG LLP (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 001-40546), filed with the SEC on March 7, 2025).
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-40546), filed with the SEC on February 25, 2025).
21.1*	List of Subsidiaries of Xometry, Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
23.2*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Bethesda, State of Maryland, on February 24, 2026.

Xometry, Inc.

Date: February 24, 2026	By:	/s/ Randolph Altschuler
Name: Randolph Altschuler
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randolph Altschuler	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Randolph Altschuler

/s/ James Miln	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
James Miln

/s/ Fabio Rosati	Chairman of the Board and Director	February 24, 2026
Fabio Rosati

/s/ Emily Rollins	Director	February 24, 2026
Emily Rollins

/s/ Katharine Weymouth	Director	February 24, 2026
Katharine Weymouth /s/ Ranjana Clark	Director	February 24, 2026
Ranjana Clark

/s/ Roy Azevedo	Director	February 24, 2026
Roy Azevedo