Form 10-Q
period 2026-03-31
Xometry, Inc.
filed 2026-05-07
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 51,123,487 shares of Class A common stock, $0.000001 par value per share, and 1,475,311 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part II, Item 1A, and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$21,046	$14,996
Marketable securities	202,925	204,145
Accounts receivable, less allowance for credit losses of $7.1 million and $8.0 million as of March 31, 2026 and December 31, 2025, respectively	119,746	97,370
Inventory	3,600	3,917
Prepaid expenses	7,039	7,262
Other current assets	9,699	6,954
Total current assets	364,055	334,644
Software development and property and equipment, net	69,174	60,631
Operating lease right-of-use assets	10,714	11,132
Investment in unconsolidated joint venture	4,115	4,069
Intangible assets, net	27,759	28,563
Goodwill	263,558	263,801
Other assets	888	880
Total assets	$740,263	$703,720
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$62,271	$44,612
Other accrued expenses	42,086	31,669
Contract liabilities	12,027	10,319
Income taxes payable	283	269
Convertible notes, current portion	85,343	—
Operating lease liabilities, current portion	2,402	2,067
Total current liabilities	204,412	88,936
Convertible notes, net of current portion	242,742	327,514
Operating lease liabilities, net of current portion	9,303	9,841
Deferred income taxes	145	145
Other liabilities	492	547
Total liabilities	457,094	426,983
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Common stock, $0.000001 par value. Authorized; 750,000,000 shares; 50,765,219 shares and 49,842,220 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B Common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	723,306	710,925
Treasury stock, at cost, 220,994 shares as of March 31, 2026 and December 31, 2025	(8,080)	(8,080)
Accumulated other comprehensive income	4,077	4,772
Accumulated deficit	(437,283)	(432,016)
Total stockholders’ equity	282,020	275,601
Noncontrolling interest	1,149	1,136
Total equity	283,169	276,737
Total liabilities and stockholders’ equity	$740,263	$703,720

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Revenue	$205,138	$150,971
Cost of revenue	126,650	94,640
Gross profit	78,488	56,331
Operating expenses:
Sales and marketing	31,967	26,435
Operations and support	19,659	17,090
Product development	11,428	11,171
General and administrative	20,654	17,026
Total operating expenses	83,708	71,722
Loss from operations	(5,220)	(15,391)
Other (expenses) income:
Interest expense	(1,258)	(1,188)
Interest and dividend income	1,785	2,277
Other expenses	(464)	(880)
Income from unconsolidated joint venture	146	106
Total other income	209	315
Loss before income taxes	(5,011)	(15,076)
Provision for income taxes	(248)	—
Net loss	(5,259)	(15,076)
Net income attributable to noncontrolling interest	8	2
Net loss attributable to common stockholders	$(5,267)	$(15,078)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.10)	$(0.30)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	51,912,516	50,335,053

Net loss	$(5,259)	$(15,076)
Comprehensive loss:
Foreign currency translation	(690)	1,520
Total other comprehensive (loss) income	(690)	1,520
Comprehensive loss	(5,949)	(13,556)
Comprehensive income (loss) attributable to noncontrolling interest	13	(11)
Total comprehensive loss attributable to common stockholders	$(5,962)	$(13,545)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2026 and 2025

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2025	49,842,220	$—	1,475,311	$—	$710,925	220,994	$(8,080)	$4,772	$(432,016)	$275,601	$1,136	$276,737
Exercise of common stock options	168,836	—	—	—	830	—	—	—	—	830	—	830
Vesting of restricted stock units	734,030	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	826	—	—	—	—	826	—	826
Stock-based compensation	—	—	—	—	10,725	—	—	—	—	10,725	—	10,725
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	(695)	—	(695)	5	(690)
Net loss	—	—	—	—	—	—	—	—	(5,267)	(5,267)	8	(5,259)
Total comprehensive loss	—	—	—	—	—	—	—	(695)	(5,267)	(5,962)	13	(5,949)
Balance, March 31, 2026	50,765,219	$—	1,475,311	$—	$723,306	220,994	$(8,080)	$4,077	$(437,283)	$282,020	$1,149	$283,169

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	—	$—	$(328)	$(370,273)	$314,453	$1,143	$315,596
Exercise of common stock options	54,679	—	—	—	510	—	—	—	—	510	—	510
Vesting of restricted stock units	611,311	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	20,133	—	—	—	516	—	—	—	—	516	—	516
Stock-based compensation	—	—	—	—	7,342	—	—	—	—	7,342	—	7,342
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	1,533	—	1,533	(13)	1,520
Net loss	—	—	—	—	—	—	—	—	(15,078)	(15,078)	2	(15,076)
Total comprehensive loss	—	—	—	—	—	—	—	1,533	(15,078)	(13,545)	(11)	(13,556)
Balance, March 31, 2025	48,992,113	$—	1,475,311	$—	$694,047	—	$—	$1,205	$(385,351)	$309,901	$1,132	$311,033

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,259)	$(15,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,931	4,246
Reduction in carrying amount of right-of-use asset	552	1,100
Lease termination	—	(30)
Stock-based compensation	8,327	7,342
Income from unconsolidated joint venture	(86)	(90)
Donation of common stock	826	516
Amortization of deferred costs on convertible notes	571	465
Changes in other assets and liabilities:
Accounts receivable, net	(22,664)	(13,358)
Inventory	273	(41)
Prepaid expenses	214	(1,519)
Other assets	(3,113)	(1,995)
Accounts payable and accrued cost of revenue	17,657	15,048
Other accrued expenses	11,014	(540)
Contract liabilities	1,761	1,877
Lease liabilities	(340)	(1,531)
Other liabilities	(55)	(13)
Income taxes payable	14	(92)
Net cash provided by (used in) operating activities	14,623	(3,691)
Cash flows from investing activities:
Purchases of marketable securities	(12,280)	(2,271)
Proceeds from sale of marketable securities	13,500	4,000
Capitalization of software development and purchases of property and equipment	(10,581)	(5,499)
Distributions in excess of earnings	40	84
Net cash used in investing activities	(9,321)	(3,686)
Cash flows from financing activities:
Proceeds from stock options exercised	830	510
Net cash provided by financing activities	830	510
Effect of foreign currency translation on cash and cash equivalents	(82)	142
Net increase (decrease) in cash and cash equivalents	6,050	(6,725)
Cash and cash equivalents at beginning of the period	14,996	22,232
Cash and cash equivalents at end of the period	$21,046	$15,507
Supplemental cash flow information:
Cash paid for interest	$429	$1,438
Cash paid for income taxes	227	—
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	2,398	—
Non-cash consideration in connection with business combination	—	625

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

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026.

The Condensed Consolidated Balance Sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2026 or any future period. The Company has two reportable segments which are referred to as: (1) the United States (“U.S.”) and (2) International.

Foreign Operations and Comprehensive Loss

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company’s consolidated subsidiaries operating in Germany, United Kingdom, Turkey, China, Japan and India is the Euro, British Pound Sterling, Turkish Lira, Yuan, Yen and Indian Rupee, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Foreign currency remeasurement and transaction gains and losses are recorded in other expenses, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss), as a separate component of equity.

Noncontrolling Interest

We have a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our unaudited condensed consolidated financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity on our Condensed Consolidated Balance Sheets. We include Net income attributable to the noncontrolling interest in Net loss in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses, other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company’s marketable securities are recorded at fair value. As of December 31, 2025 and March 31, 2026, we have no assets or liabilities that we measure on a recurring basis using Level 2 or Level 3 inputs.

(d)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts. These investments are stated at cost, which approximates fair value.

(e)
Marketable Securities

The Company measures its marketable securities at fair value. The Company’s marketable securities represent our investments in a short-term money market fund. These marketable securities have maturities of three months or less. As of March 31, 2026 and December 31, 2025, the Company’s marketable securities of $202.9 million and $204.1 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

(f)
Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company’s accounts receivable do not bear interest. Amounts collected on accounts receivable are included in net cash used in operating activities in the Condensed Consolidated Statements of Cash Flows. For buyers for which the Company provides credit, the Company performs credit inquiries, including reference checks, and queries credit ratings services and other publicly available information. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on the age of the outstanding amounts, each customer’s expected ability to pay and collection history and current market conditions. The Company reviews its valuation allowance monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance for Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2026	2025
Allowance for credit losses
Balance at beginning of year, January 1	$7,963	$4,912
Charge to provision accounts	1,725	6,586
Write-offs or other	(2,553)	(3,535)
Balance at period end, March 31 and December 31, respectively	$7,135	$7,963

(g)
Software Development, Property and Equipment and Long-Lived Assets

Software development and property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets, which range from two to ten years, or in the case of leasehold improvements, over the shorter of the remaining lease term or the useful life of the asset.

Software development, property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $12.6 million for the three months ended March 31, 2026 and $28.5 million for the year ended December 31, 2025. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(h)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of March 31, 2026 and December 31, 2025, the Company’s goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

(i)
Revenue

The Company derives the majority of its U.S. and International marketplace revenue from the sale of parts and assemblies fulfilled using a vast network of suppliers. The Company recognizes revenue from the sales to our customers pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

The Company has concluded that it is the principal in the sale of part(s) and assemblies that use the Xometry marketplace because the Company controls the manufacturing by obtaining a right to direct a third-party manufacturer to fulfill the performance obligation Xometry has with the Company’s customers on Xometry’s behalf. The Company has considered the following conditions of the sale: (i) the Company has the obligation of providing the specified product to the customer, (ii) the Company has discretion with respect to establishing the price of the product and margin risk from the price the Company pays the suppliers, (iii) the Company has discretion in determining how to fulfill each order, including selecting the supplier and (iv) Xometry bears certain risk for product quality to the extent the customer is not satisfied with the final product.

Xometry also derives revenue from its services (previously referred to as “supplier services”) which includes the sale of marketing and advertising services and financial service products. This revenue is generally recognized as control is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product or service. From time to time, a purchase order with a customer may involve multiple performance obligations, including a combination of some or all of our products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period or at the point in time in which the performance obligations are satisfied, as applicable. Consideration is typically determined based on a fixed unit price for the service or product provided. For purchase orders involving multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price, and recognized as revenue when each individual product or service is transferred to the customer.

The Company has certain contracts with variable consideration in form of returns, refunds and allowances, which may affect the transaction price used as the basis for revenue recognition. At March 31, 2026 and December 31, 2025, the Company has a provision for estimated returns, refunds or allowances of approximately $0.4 million and $0.2 million, respectively.

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

The following table presents contract liabilities as of December 31, 2025 and March 31, 2026 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2025	$10,319
Revenue recognized	(69,072)
Payments received in advance	70,780
Contract liabilities at March 31, 2026	$12,027

During the three months ended March 31, 2026, the Company recognized approximately $9.2 million of revenue related to its contract liabilities as of December 31, 2025.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per-order basis. For marketplace contracts, sales commissions are generally expensed as incurred. When applicable, for supplier service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company’s sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2026, the Company recognized approximately $0.7 million of amortization related to deferred sales commissions. For the three months ended March 31, 2025, the Company recognized approximately $0.7 million of amortization related to deferred sales commissions. As of March 31, 2026 and December 31, 2025, the Company had deferred sales contract acquisition costs of $0.4 million and $0.4 million, respectively. Deferred sales contract acquisition costs are classified in Other current assets on the Condensed Consolidated Balance Sheets.

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

(l)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three months ended March 31, 2026 and 2025, the Company’s advertising costs were $8.8 million and $6.8 million, respectively.

(m)
Operations and Support

Operations and support expenses are the costs the Company incurs in support of the customers and suppliers on Xometry’s platforms which are provided by phone, email and chat for purposes of resolving customer and supplier related matters. These costs primarily consist of compensation expenses of the support staff, including stock-based compensation, certain depreciation and amortization expense and software costs used in delivering customer services.

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

(p)
Stock-Based Compensation

All stock-based compensation, including stock options, restricted stock units ("RSUs") and performance restricted stock units (“PRSUs”), are measured at the grant date fair value of the award. The fair value of the restricted stock units and PRSUs is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options, RSUs and PRSUs are recognized as compensation expense on a straight-line basis over the requisite service period, which is typically three to four years. Forfeitures are recorded in the period in which they occur.

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

(q)
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

(r)
Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The Company adopted this new standard in January 2026. The adoption of this new standard did not impact our results of operations, cash flows, and financial condition.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted this new standard in January 2026. The adoption of this new standard did not impact our results of operations, cash flows, and financial condition.

(s)
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

(3) Software Development, Property and Equipment and Long-Lived Assets

Software development and property and equipment consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31,	December 31,
	Useful Life	2026	2025
Technology hardware	3 years	$4,288	$4,049
Manufacturing equipment	2 - 10 years	6,760	6,713
Capitalized software development	3 years	102,005	90,051
Leasehold improvements	Shorter of useful life or lease term	1,333	1,287
Furniture and fixtures	7 years	3,464	3,468
Total		117,850	105,568
Less accumulated depreciation		(48,676)	(44,937)
Software development and property and equipment, net		$69,174	$60,631

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$177	$182
Sales and marketing	25	24
Operations and support	34	39
Product development	3,559	2,962
General and administrative	333	143
Total depreciation and amortization expense	$4,128	$3,350

(4) Disaggregated Revenue and Cost of Revenue Information

The following tables present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of digital advertising and marketing services and financial service products.

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
Marketplace	2026	2025
Revenue	$191,318	$136,353
Cost of revenue	124,873	93,046
Gross Profit	$66,445	$43,307

Services
Revenue	$13,820	$14,618
Cost of revenue	1,777	1,594
Gross Profit	$12,043	$13,024

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

Segment Adjusted EBITDA excludes interest expense, interest and dividend income, other expenses, provision for income taxes, and certain other non-cash or non-recurring items impacting Net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, restructuring charges and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

The CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment Revenue
U.S.	$172,216	$127,820
International	32,922	23,151
Total	$205,138	$150,971
Segment Cost of Revenue
U.S.	$106,062	$79,940
International	20,588	14,700
Total	$126,650	$94,640
Segment Adjusted Operating Expense(1)
U.S.	$53,045	$45,052
International	15,135	11,383
Total	$68,180	$56,435
Other Segment Items(2)
U.S.	$177	$182
International	—	—
Total	$177	$182
Segment Adjusted EBITDA
U.S.	$13,286	$3,010
International	(2,801)	(2,932)
Adjusted EBITDA	$10,485	$78
(Add) deduct:
Interest expense, interest and dividend income and other expenses	63	209
Depreciation and amortization	(4,931)	(4,246)
Amortization of lease intangible	—	(180)
Provision for income taxes	(248)	—
Stock-based compensation	(8,327)	(7,342)
Payroll tax expense related to stock-based compensation	(1,605)	(1,473)
Acquisition and other	—	(251)
Charitable contribution of common stock	(826)	(516)
Income from unconsolidated joint venture	146	106
Restructuring charges	(16)	(1,461)
Net Loss	$(5,259)	$(15,076)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease termination and charitable contributions of common stock.

(2) Addback to Segment Cost of Revenue to calculate Segment Adjusted EBITDA.

The following tables reflect long-lived asset information as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Segment Software development and property and equipment, net
U.S.	$57,564	$49,543
International	11,610	11,088
Total	$69,174	$60,631

Segment Operating lease right-of-use assets
U.S.	$6,248	$8,003
International	4,466	3,129
Total	$10,714	$11,132

(6) Stock-Based Compensation

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

As of March 31, 2026, there were 8,735,774 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the three months ended March 31, 2026, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2025	1,388,764	$11.38	4.6	$66.8
Balance at December 31, 2025	1,479,226	$11.79	4.7	$70.5
Exercised	(172,836)	$4.84	—	$7.0
Forfeited	(1,103)	$15.82	—	—
Balance at March 31, 2026	1,305,287	$12.71	4.8	$36.7
Exercisable at March 31, 2026	1,242,975	$12.55	4.7	$35.2

No options were granted during the three months ended March 31, 2026.

At March 31, 2026, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately six months as of March 31, 2026.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

RSUs

A summary of the status of the Company’s RSU activity and the changes during the three months ended March 31, 2026 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2025	2,912,677	$25.99	$173.2
Granted	911,038	$47.47	—
Vested	(524,477)	$24.99	—
Forfeited and cancelled	(99,328)	$27.39	—
Unvested RSUs as of March 31, 2026	3,199,910	$32.23	$130.7

At March 31, 2026, there was approximately $92.0 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately three years as of March 31, 2026.

PRSUs

A summary of the status of the Company’s PRSU activity and the changes during the three months ended March 31, 2026 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2025	468,715	$21.19	$27.9
Granted	319,891	$37.25	—
Vested	(205,967)	$21.31	—
Unvested PRSUs as of March 31, 2026	582,639	$29.96	$23.8

At March 31, 2026, there was approximately $19.4 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately two years as of March 31, 2026.

Total stock-based compensation cost for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$1,518	$2,029
Operations and support	2,283	2,489
Product development	996	1,669
General and administrative	3,530	1,155
Total stock compensation expense	$8,327	$7,342

(7) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had $0.2 million of income tax provision for the three months ended March 31, 2026 as compared to less than $0.1 million of benefit for the same period in 2025. This estimated annual effective tax rate of less than (4.5)% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

(8) Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share of Class A common stock, Class B common stock and participating securities using the two-class method. Basic and diluted net loss per share are the same for each class of common stock and participating securities because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025

Net loss	$(5,259)	$(15,076)
Net income attributable to noncontrolling interest	8	2
Net loss attributable to common stockholders	$(5,267)	$(15,078)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	51,912,516	50,335,053
Net loss per share, basic and diluted	$(0.10)	$(0.30)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	March 31,
	2026	2025
Stock options outstanding	1,305,287	1,811,616
Unvested RSUs	3,199,910	3,095,922
Unvested PRSUs	582,639	497,555
Shares reserved for charitable contribution	60,397	140,929
2027 Notes	1,529,157	5,123,624
2030 Notes	5,312,375	—
Total shares	11,989,765	10,669,646

(9) Commitments and Contingencies

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

We may redeem for cash all or any portion of the 2027 Notes, at our option, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest.

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

The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated (in thousands):

	March 31, 2026
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(429)	$(33)	$85,343
2030 Notes	250,000	(6,300)	(958)	242,742
Total	$335,805	$(6,729)	$(991)	$328,085

	December 31, 2025
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(557)	$(43)	$85,205
2030 Notes	250,000	(6,675)	(1,016)	242,309
Total	$335,805	$(7,232)	$(1,059)	$327,514

The annual effective interest rate for the 2027 Notes and the 2030 Notes were approximately 1.6% and 1.4%, respectively. Interest expense related to the Convertible Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Coupon interest	$683	$718
Amortization of debt discount	504	432
Amortization of transaction costs	67	33
Total interest expense	$1,254	$1,183

The Company estimates the fair value of the Convertible Notes based on quoted market prices in less active markets and is classified as Level 2 in the fair value hierarchy. The following table presents the carrying value and estimated fair value of the Convertible Notes as of the date indicated (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$85,343	$93,390	$85,205	$107,900
2030 Notes(1)	242,742	295,000	242,309	375,550
Total Convertible Notes	$328,085	$388,390	$327,514	$483,450

(1) As of March 31, 2026 and December 31, 2025, the fair value of the Convertible Notes, as applicable, were measured using Level 2 inputs based on the frequency of trading on our debt at the end of the period.

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

Restructuring

In the first quarter of 2025, the Company initiated a restructuring action to help manage its operating expenses, improve its efficiency and align resources by reducing its workforce. During the three months ended March 31, 2025, the Company incurred approximately $1.5 million for employee termination costs related to the restructuring.

The following table shows the total restructuring costs incurred during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$—	$85
Operations and support	—	689
Product development	2	534
General and administrative	14	153
Total restructuring charges	$16	$1,461

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company’s total matching contribution to the 401(k) Plan was $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

(10) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	March 31, 2026
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$10,521	$26,079
Trade Names	10	800	345	455
Developed Technology	5	740	657	83
Vendor Relationships	15	1,251	524	727
Database	5	2,400	2,070	330
Patents	17	157	72	85
Total intangible assets		$41,948	$14,189	$27,759

	December 31, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$9,911	$26,689
Trade Names	10	800	325	475
Developed Technology	5	740	627	113
Vendor Relationships	15	1,253	504	749
Database	5	2,400	1,950	450
Patents	17	157	70	87
Subtotal intangible assets		41,950	13,387	28,563
In-place Lease Intangible Asset	4	568	568	—
Above Market Lease Intangible Asset	4	896	896	—
Total intangible assets		$43,414	$14,851	$28,563

Amortization expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$770	$770
Product development	30	30
General and administrative (1)	3	4
Total	$803	$804

(1) Amortization of the lease-related intangible assets is recorded as operating lease expense in general and administrative.

As of March 31, 2026, estimated amortization expense for intangible assets for the remainder of 2026 and the next five years is: $2.4 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029, $2.6 million in 2030, $2.6 million in 2031 and $12.3 million thereafter.

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2026	2025
Balance as of January 1:
Gross goodwill	$266,875	$265,760
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	263,801	262,686
Impact of foreign exchange	(243)	1,115
Net goodwill as of March 31, 2026 and December 31, 2025:	$263,558	$263,801

As of March 31, 2026 and December 31, 2025, Xometry had $263.6 million and $263.8 million, respectively of goodwill. As of March 31, 2026, $258.0 million was part of the Company's U.S. operating segment and $5.6 million was part of its International operating segment. As of December 31, 2025, $258.0 million was part of the Company's U.S. operating segment and $5.8 million was part of its International operating segment.

(11) Subsequent Events

On May 6, 2026, in connection with its entry into a Collaboration Agreement, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Siemens Beteiligungen Inland GmbH (“Siemens GmbH”), an affiliate of Siemens Industry Software Inc. (“Siemens”), pursuant to which the Company agreed to issue and sell 1,049,759 shares (the “Shares”) of the Company’s Class A common stock, par value $0.000001 per share, to Siemens GmbH for an aggregate purchase price of approximately $50,000,000 in a private placement. The number of Shares of Class A common stock to be issued and sold to Siemens GmbH pursuant to the Purchase Agreement was based on the 20-day volume-weighted average price of the Common Stock for the period ending May 5, 2026. The issuance of the Shares is expected to occur on or about May 8, 2026, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our historical results are not necessarily indicative of the results that may be expected in the future and our current quarterly results are not necessarily indicative of the results expected for the full year or any other period.

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

Xometry operates an AI-native online marketplace that connects buyers with suppliers of manufacturing services, driving the digital transformation of one of the largest industries in the world. The platform is designed to digitize and modernize the sourcing, pricing, and execution of manufacturing work across a broad range of processes, materials and industries, enabling more efficient matching of manufacturing demand with available production capacity. We facilitate innovation by providing real-time access to global manufacturing demand and capacity. We believe these capabilities position Xometry as a preferred digital collaboration, sourcing and transaction platform for custom manufacturing, and lead to Xometry becoming an integral part of our buyer’s supply chains.

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

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring

During 2025, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the three months ended March 31, 2025, we incurred $1.5 million for employee termination costs related to our restructuring. Refer to Note 9, Commitments and Contingencies—Restructuring for our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

On May 6, 2026, in connection with its entry into a Collaboration Agreement, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Siemens Beteiligungen Inland GmbH (“Siemens GmbH”), an affiliate of Siemens Industry Software Inc. (“Siemens”), pursuant to which the Company agreed to issue and sell 1,049,759 shares (the “Shares”) of the Company’s Class A common stock, par value $0.000001 per share, to Siemens GmbH for an aggregate purchase price of approximately $50,000,000 in a private placement. The number of Shares of Class A common stock to be issued and sold to Siemens GmbH pursuant to the Purchase Agreement was based on the 20-day volume-weighted average price of the Common Stock for the period ending May 5, 2026. The issuance of the Shares is expected to occur on or about May 8, 2026, subject to customary closing conditions.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 85,581 as of March 31, 2026, up 20% from 71,454 as of March 31, 2025. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended March 31, 2026, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Percentage of Revenue from Existing Accounts
98%
98%
1Q25
1Q26

Accounts with Last Twelve-Month Spend of at Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of at Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at Least $50,000 on our platform reached 1,864 as of March 31, 2026, up 21% from 1,545 as of March 31, 2025.

Accounts with
LTM Spend of at
Least $50,000
1,864
1,545
1Q25
1Q26

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income, other expenses, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, provision for income taxes, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from unconsolidated joint venture, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	For the Three Months Ended March 31,
	2026	2025
Net Loss	$(5,259)	$(15,076)
Add (deduct):
Interest expense, interest and dividend income and other expenses	(63)	(209)
Depreciation and amortization	4,931	4,246
Amortization of lease intangible	—	180
Provision from income taxes	248	—
Stock-based compensation	8,327	7,342
Payroll tax expense related to stock-based compensation	1,605	1,473
Acquisition and other	—	251
Charitable contribution of common stock	826	516
Income from unconsolidated joint venture	(146)	(106)
Restructuring charges	16	1,461
Adjusted EBITDA	$10,485	$78

For the three months ended March 31, 2026, Adjusted EBITDA was $10.5 million, as compared to Adjusted EBITDA of $0.1 million for the same quarter in 2025. For the three months ended March 31, 2026, Adjusted EBITDA Margin was 5.1% of revenue, as compared to 0.1% of revenue for the same quarter in 2025.

Non-GAAP Net Income (Loss)

We define Non-GAAP Net Income (Loss), as net loss adjusted for stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, charitable contributions of common stock, lease termination, restructuring charges, amortization of acquired intangible assets & patents, other amortization and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

Effective January 1, 2026, we revised our definition of Non-GAAP Net Income (Loss) to exclude depreciation expense which had previously been included as an adjustment. Management believes this revised definition provides a more representative view of our core operating performance. All prior-period amounts have been recast to conform to this new definition.

	For the Three Months Ended March 31,
	2026	2025
Non-GAAP Net Income (Loss):
Net loss	$(5,259)	$(15,076)
Add (deduct):
Stock-based compensation	8,327	7,342
Payroll tax expense related to stock-based compensation	1,605	1,473
Amortization of lease intangible	—	180
Amortization of deferred costs on convertible notes	571	465
Acquisition and other	—	251
Charitable contribution of common stock	826	516
Lease termination	—	(30)
Restructuring charges	16	1,461
Amortization of acquired intangible assets & patents	803	804
Other amortization	—	92
Non-GAAP Net Income (Loss)	$6,889	$(2,522)

For the three months ended March 31, 2026, Non-GAAP net income was $6.9 million, as compared to Non-GAAP net loss of $(2.5) million for the same quarter in 2025. For the quarter ended March 31, 2026, Non-GAAP net income was 3.4% of revenue, as compared to Non-GAAP net loss was (1.7)% of revenue for the same quarter in 2025.

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

Other Expenses

Other expenses consist primarily of realized foreign exchange gains and/or losses, non-income based taxes and other expenses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture consists of our share of the joint venture’s income.

Provision for Income Taxes

Provision for income taxes primarily consists of income based taxes primarily from international operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our unaudited statements of operations data for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenue	$205,138	$150,971
Cost of revenue	126,650	94,640
Gross profit	78,488	56,331
Operating expenses:
Sales and marketing	31,967	26,435
Operations and support	19,659	17,090
Product development	11,428	11,171
General and administrative	20,654	17,026
Total operating expenses	83,708	71,722
Loss from operations	(5,220)	(15,391)
Other (expenses) income:
Interest expense	(1,258)	(1,188)
Interest and dividend income	1,785	2,277
Other expenses	(464)	(880)
Income from unconsolidated joint venture	146	106
Total other income	209	315
Loss before income taxes	(5,011)	(15,076)
Provision for income taxes	(248)	—
Net loss	(5,259)	(15,076)
Net income attributable to noncontrolling interest	8	2
Net loss attributable to common stockholders	$(5,267)	$(15,078)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	61.7%	62.7%
Gross profit	38.3%	37.3%
Operating expenses:
Sales and marketing	15.6%	17.5%
Operations and support	9.6%	11.3%
Product development	5.6%	7.4%
General and administrative	10.1%	11.3%
Total operating expenses	40.9%	47.5%
Loss from operations	(2.6)%	(10.2)%
Other (expenses) income:
Interest expense	(0.6)%	(0.8)%
Interest and dividend income	0.9%	1.5%
Other expenses	(0.2)%	(0.6)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	0.2%	0.2%
Loss before income taxes	(2.4)%	(10.0)%
Provision for income taxes	(0.1)%	—%
Net loss	(2.5)%	(10.0)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(2.5)%	(10.0)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of advertising and financial service products.

Revenue and cost of revenue is presented in the following tables for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Marketplace
Revenue	$191,318	$136,353
Cost of revenue	124,873	93,046
Gross Profit	$66,445	$43,307
Gross Margin	34.7%	31.8%

Services
Revenue	$13,820	$14,618
Cost of revenue	1,777	1,594
Gross Profit	$12,043	$13,024
Gross Margin	87.1%	89.1%

Revenue

Total revenue increased $54.2 million, or 36%, from $151.0 million for the three months ended March 31, 2025 to $205.1 million for the three months ended March 31, 2026. This growth was a result of an increase in marketplace revenue, partially offset by a decrease in services revenue. Marketplace revenue increased $55.0 million, or 40%, from $136.4 million for the three months ended March 31, 2025 to $191.3 million for the three months ended March 31, 2026. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the three months ended March 31, 2026 as compared to the prior year period.

Services revenue decreased $0.8 million, or 5% from $14.6 million for the three months ended March 31, 2025 to $13.8 million for the three months ended March 31, 2026. The decrease in revenue was due to reductions in Thomas advertising and marketing services, partly offset by growth in financial services.

Total revenue for the three months ended March 31, 2026 and 2025 was $172.2 million and $127.8 million, respectively, for the U.S. reportable segment and $32.9 million and $23.2 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $32.0 million, or 34%, from $94.6 million for the three months ended March 31, 2025 to $126.7 million for the three months ended March 31, 2026. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and supplier services for the three months ended March 31, 2026 was $124.9 million and $1.8 million, respectively, as compared to $93.0 million and $1.6 million, respectively, for the three months ended March 31, 2025.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Total cost of revenue for the three months ended March 31, 2026 and 2025 was $106.1 million and $79.9 million, respectively for the U.S. reportable segment, and $20.6 million and $14.7 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $22.2 million, or 39%, from $56.3 million for the three months ended March 31, 2025 to $78.5 million for the three months ended March 31, 2026. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 38.3% for the three months ended March 31, 2026 as compared to 37.3% for the three months ended March 31, 2025. The increase was primarily driven by higher marketplace gross margin as compared to the prior period.

Gross margin for marketplace was 34.7% for the three months ended March 31, 2026, as compared to 31.8% for the three months ended March 31, 2025. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimizes pricing to buyers and suppliers.

Gross margin for our supplier services was 87.1% for the three months ended March 31, 2026, as compared to 89.1% for the three months ended March 31, 2025.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $5.5 million, or 21%, from $26.4 million for the three months ended March 31, 2025 to $32.0 million for the three months ended March 31, 2026, primarily due to increases in marketing and advertising spend, consulting expenses, commission expense and employee compensation and benefit costs due to increased headcount. As a percent of total revenue, sales and marketing expenses decreased to 15.6% for the three months ended March 31, 2026 from 17.5% for the three months ended March 31, 2025.

Advertising expense increased $2.0 million, from $6.8 million for the three months ended March 31, 2025 to $8.8 million for the three months ended March 31, 2026 primarily due to increased marketplace advertising.

Operations and Support

Operations and support expense increased $2.6 million, or 15%, from $17.1 million for the three months ended March 31, 2025 to $19.7 million for the three months ended March 31, 2026, primarily due to increases in consulting expenses and employee compensation and benefit costs due to increased headcount. These increases were offset by a reduction in restructuring costs. As a percent of total revenue, operations and support expenses decreased to 9.6% for the three months ended March 31, 2026 from 11.3% for the three months ended March 31, 2025.

Product Development

Product development expense increased $0.3 million, or 2%, from $11.2 million for the three months ended March 31, 2025 to $11.4 million for the three months ended March 31, 2026, primarily as a result of an increase in software costs, offset by increases in the amount of compensation and benefits cost and stock-based compensation capitalized to software development. As a percent of total revenue, product development expenses decreased to 5.6% for the three months ended March 31, 2026 as compared to 7.4% for the three months ended March 31, 2025.

General and Administrative

General and administrative expense increased $3.6 million, or 21%, from $17.0 million for the three months ended March 31, 2025 to $20.7 million for the three months ended March 31, 2026, primarily driven by increases in stock-based compensation and higher employee compensation and benefit costs due to increased headcount. As a percent of total revenue, general and administrative expenses decreased to 10.1% for the three months ended March 31, 2026 from 11.3% for the three months ended March 31, 2025.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at $1.2 million for the three months ended March 31, 2026 and 2025.

Interest and Dividend Income

Interest and dividend income decreased $0.5 million, or 22%, from $2.3 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026. The decrease was primarily due to lower investment in the money market account as the Company funds ongoing operations.

Other Expenses

Other expenses decreased by $0.4 million, from $0.9 million for the three months ended March 31, 2025 to $0.5 million for the three months ended March 31, 2026. The decrease was primarily due to decreases in foreign exchange losses.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at $0.1 million for the three months ended March 31, 2026 and 2025.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the three months ended March 31, 2026 and 2025 was $13.3 million and $3.0 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the three months ended March 31, 2026 and 2025 was $(2.8) million and $(2.9) million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of March 31, 2026, our cash and cash equivalents and marketable securities totaled $224.0 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

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

As of March 31, 2026, the 2030 Notes have a carrying value of approximately $242.7 million with an effective annual interest rate of 1.4%.

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

We may redeem for cash all or any portion of the 2027 Notes, at our option, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest or additional interest, if any.

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

As of March 31, 2026, the 2027 Notes have a carrying value of approximately $85.3 million with an effective annual interest rate of 1.6%.

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

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$14,623	$(3,691)
Net cash used in investing activities	$(9,321)	$(3,686)
Net cash provided by financing activities	$830	$510

Operating Activities

For the three months ended March 31, 2026, net cash provided by operating activities was $14.6 million, primarily due to a net loss of $(5.3) million adjusted for non-cash charges of $15.1 million and a net $4.8 million adjustment from changes in operating assets and liabilities. The non-cash charges primarily relate to stock-based compensation of $8.3 million, and depreciation and amortization of $4.9 million. The net decrease in operating assets and liabilities is primarily driven by the changes in accounts receivable of $22.7 million due to increased sales, offset by changes in accounts payable and accrued cost of revenue of $17.7 million due to the timing of payments and sales growth, and changes in other accrued expenses of $11.0 million.

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

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $9.3 million, primarily due to the purchase of marketable securities of $12.3 million and capitalization of internal-use software development costs and the purchase of property and equipment of $10.6 million offset by the sale of marketable securities of $13.5 million.

For the three months ended March 31, 2025, net cash used in investing activities was $3.7 million, primarily due to capitalization of internal-use software development costs and the purchase of property and equipment of $5.5 million and the purchase of marketable securities of $2.3 million offset by the sale of marketable securities of $4.0 million.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $0.8 million, relating to proceeds from the exercise of stock options.

For the three months ended March 31, 2025, net cash provided by financing activities was $0.5 million, relating to proceeds from the exercise of stock options.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025 as well as Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generated approximately 16% of our revenues for the three months ended March 31, 2026, of which the majority was generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the three months ended March 31, 2026 would have decreased by 1.2%. During the three months ended March 31, 2026, our revenues were impacted as the average exchange rate experienced fluctuations of 11% during the three-month periods ending March 31, 2026 and March 31, 2025. This fluctuation caused a 1.2% increase in International revenue.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended March 31, 2026, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10‑K for the year ended December 31, 2025 under Part I, Item 1A, “Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

There have been no material changes to our risk factors as previously disclosed in Item 1A. contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

XOMETRY, INC.

Date: May 7, 2026	By:	/s/ Randolph Altschuler
Randolph Altschuler
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)