Form 10-Q
period 2026-06-30
Xometry, Inc.
filed 2026-08-04
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 55,848,262 shares of Class A common stock, $0.000001 par value per share, and 1,475,311 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$21,753	$14,996
Marketable securities	494,916	204,145
Accounts receivable, less allowance for credit losses of $8.6 million and $8.0 million as of June 30, 2026 and December 31, 2025, respectively	130,299	97,370
Inventory	3,878	3,917
Prepaid expenses	8,190	7,262
Other current assets	13,411	6,954
Total current assets	672,447	334,644
Software development and property and equipment, net	79,754	60,631
Operating lease right-of-use assets	10,089	11,132
Investment in unconsolidated joint venture	4,170	4,069
Intangible assets, net	26,954	28,563
Goodwill	263,491	263,801
Other assets	904	880
Total assets	$1,057,809	$703,720
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$70,620	$44,612
Other accrued expenses	36,817	31,669
Contract liabilities	13,528	10,319
Income taxes payable	273	269
Convertible notes, current portion	85,482	—
Operating lease liabilities, current portion	2,523	2,067
Total current liabilities	209,243	88,936
Convertible notes, net of current portion	243,174	327,514
Operating lease liabilities, net of current portion	8,590	9,841
Deferred income taxes	133	145
Other liabilities	493	547
Total liabilities	461,633	426,983
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.000001 par value. Authorized; 750,000,000 shares; 55,562,067 shares and 49,842,220 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,041,497	710,925
Treasury stock, at cost, 220,994 shares as of June 30, 2026 and December 31, 2025	(8,080)	(8,080)
Accumulated other comprehensive income	4,202	4,772
Accumulated deficit	(442,596)	(432,016)
Total stockholders’ equity	595,023	275,601
Noncontrolling interest	1,153	1,136
Total equity	596,176	276,737
Total liabilities and stockholders’ equity	$1,057,809	$703,720

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$229,280	$162,547	$434,419	$313,518
Cost of revenue	142,127	97,371	268,777	192,011
Gross profit	87,153	65,176	165,642	121,507
Operating expenses:
Sales and marketing	33,586	29,781	65,553	56,216
Operations and support	21,409	17,732	41,068	34,822
Product development	12,980	11,008	24,408	22,179
General and administrative	24,723	16,945	45,376	33,971
Total operating expenses	92,698	75,466	176,405	147,188
Loss from operations	(5,545)	(10,290)	(10,763)	(25,681)
Other (expenses) income:
Interest expense	(1,258)	(1,182)	(2,517)	(2,370)
Interest and dividend income	2,597	2,174	4,382	4,451
Other expenses	(1,009)	(17,365)	(1,473)	(18,245)
Income from unconsolidated joint venture	255	218	401	324
Total other income (expenses)	585	(16,155)	793	(15,840)
Loss before income taxes	(4,960)	(26,445)	(9,970)	(41,521)
(Provision) benefit for income taxes	(354)	8	(602)	8
Net loss	(5,314)	(26,437)	(10,572)	(41,513)
Net (loss) income attributable to noncontrolling interest	(1)	(3)	8	(1)
Net loss attributable to common stockholders	$(5,313)	$(26,434)	$(10,580)	$(41,512)
Net loss per share, basic and diluted, of Class A and Class B common stock	$(0.10)	$(0.52)	$(0.20)	$(0.82)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted, of Class A and Class B common stock	54,220,463	50,699,914	53,072,865	50,518,492

Net loss	$(5,314)	$(26,437)	$(10,572)	$(41,513)
Comprehensive loss:
Foreign currency translation	130	3,066	(561)	4,586
Total other comprehensive income (loss)	130	3,066	(561)	4,586
Comprehensive loss	(5,184)	(23,371)	(11,133)	(36,927)
Comprehensive income (loss) attributable to noncontrolling interest	4	(13)	17	(24)
Total comprehensive loss attributable to common stockholders	$(5,188)	$(23,358)	$(11,150)	$(36,903)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended June 30, 2026 and 2025

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Interest	Equity
Balance, March 31, 2026	50,765,219	$—	1,475,311	$—	$723,306	220,994	$(8,080)	$4,077	$(437,283)	$282,020	$1,149	$283,169
Exercise of common stock options	344,106	—	—	—	5,066	—	—	—	—	5,066	—	5,066
Vesting of restricted stock units	338,733	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	1,811	—	—	—	—	1,811	—	1,811
Issuance of common stock under Siemens agreement	1,049,759	—	—	—	50,000	—	—	—	—	50,000	—	50,000
Issuance of common stock, net of underwriters' discount	3,044,117	—	—	—	248,400	—	—	—	—	248,400	—	248,400
Costs related to issuance of common stock	—	—	—	—	(767)	—	—	—	—	(767)	—	(767)
Stock-based compensation	—	—	—	—	13,681	—	—	—	—	13,681	—	13,681
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	125	—	125	5	130
Net loss	—	—	—	—	—	—	—	—	(5,313)	(5,313)	(1)	(5,314)
Total comprehensive loss	—	—	—	—	—	—	—	125	(5,313)	(5,188)	4	(5,184)
Balance, June 30, 2026	55,562,067	$—	1,475,311	$—	$1,041,497	220,994	$(8,080)	$4,202	$(442,596)	$595,023	$1,153	$596,176

Balance, March 31, 2025	48,992,113	$—	1,475,311	$—	$694,047	—	$—	$1,205	$(385,351)	$309,901	$1,132	$311,033
Exercise of common stock options	90,715	—	—	—	905	—	—	—	—	905	—	905
Vesting of restricted stock units	225,113	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	614	—	—	—	—	614	—	614
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock-based compensation	—	—	—	—	7,895	—	—	—	—	7,895	—	7,895
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	3,076	—	3,076	(10)	3,066
Net loss	—	—	—	—	—	—	—	—	(26,434)	(26,434)	(3)	(26,437)
Total comprehensive loss	—	—	—	—	—	—	—	3,076	(26,434)	(23,358)	(13)	(23,371)
Balance, June 30, 2025	49,107,080	$—	1,475,311	$—	$685,986	220,994	$(8,080)	$4,281	$(411,785)	$270,402	$1,119	$271,521

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2026 and 2025

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2025	49,842,220	$—	1,475,311	$—	$710,925	220,994	$(8,080)	$4,772	$(432,016)	$275,601	$1,136	$276,737
Exercise of common stock options	512,942	—	—	—	5,896	—	—	—	—	5,896	—	5,896
Vesting of restricted stock units	1,072,763	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	40,266	—	—	—	2,637	—	—	—	—	2,637	—	2,637
Issuance of common stock under Siemens agreement	1,049,759	—	—	—	50,000	—	—	—	—	50,000	—	50,000
Issuance of common stock, net of underwriters' discount	3,044,117	—	—	—	248,400	—	—	—	—	248,400	—	248,400
Costs related to issuance of common stock	—	—	—	—	(767)	—	—	—	—	(767)	—	(767)
Stock-based compensation	—	—	—	—	24,406	—	—	—	—	24,406	—	24,406
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	(570)	—	(570)	9	(561)
Net loss	—	—	—	—	—	—	—	—	(10,580)	(10,580)	8	(10,572)
Total comprehensive loss	—	—	—	—	—	—	—	(570)	(10,580)	(11,150)	17	(11,133)
Balance, June 30, 2026	55,562,067	$—	1,475,311	$—	$1,041,497	220,994	$(8,080)	$4,202	$(442,596)	$595,023	$1,153	$596,176

Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	—	$—	$(328)	$(370,273)	$314,453	$1,143	$315,596
Exercise of common stock options	145,394	—	—	—	1,415	—	—	—	—	1,415	—	1,415
Vesting of restricted stock units	836,424	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	40,266	—	—	—	1,130	—	—	—	—	1,130	—	1,130
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock-based compensation	—	—	—	—	15,237	—	—	—	—	15,237	—	15,237
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	4,609	—	4,609	(23)	4,586
Net loss	—	—	—	—	—	—	—	—	(41,512)	(41,512)	(1)	(41,513)
Total comprehensive loss	—	—	—	—	—	—	—	4,609	(41,512)	(36,903)	(24)	(36,927)
Balance, June 30, 2025	49,107,080	$—	1,475,311	$—	$685,986	220,994	$(8,080)	$4,281	$(411,785)	$270,402	$1,119	$271,521

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,572)	$(41,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,767	8,741
Reduction in carrying amount of right-of-use asset	1,175	2,212
Lease termination	—	(30)
Stock-based compensation	19,673	15,237
Income from unconsolidated joint venture	(101)	(90)
Donation of common stock	2,637	1,130
Loss on debt extinguishment	—	16,430
Amortization of deferred costs on convertible notes	1,142	937
Deferred tax benefit	(12)	(23)
Changes in other assets and liabilities:
Accounts receivable, net	(33,314)	(13,505)
Inventory	(23)	(572)
Prepaid expenses	(935)	(118)
Other assets	(6,356)	(59)
Accounts payable and accrued cost of revenue	25,658	6,361
Other accrued expenses	5,520	1,994
Contract liabilities	3,263	2,050
Lease liabilities	(930)	(3,170)
Other liabilities	(54)	(22)
Income taxes payable	4	(108)
Net cash provided by (used in) operating activities	17,542	(4,118)
Cash flows from investing activities:
Purchases of marketable securities	(326,771)	(4,438)
Proceeds from sale of marketable securities	36,000	13,000
Capitalization of software development and purchases of property and equipment	(23,960)	(12,462)
Distributions in excess of earnings	—	66
Net cash used in investing activities	(314,731)	(3,834)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	250,000
Costs incurred in connection with issuance of convertible notes	—	(7,822)
Payments for repurchase of convertible notes	—	(215,992)
Purchase of capped calls	—	(17,475)
Purchase of treasury stock	—	(8,080)
Proceeds from stock options exercised	5,896	1,415
Proceeds from issuance of common stock, net of underwriters' discount	248,400	—
Payment of costs related to issuance of common stock	(315)	—
Proceeds from issuance of common stock under Siemens agreement	50,000	—
Net cash provided by financing activities	303,981	2,046
Effect of foreign currency translation on cash and cash equivalents	(35)	425
Net increase (decrease) in cash and cash equivalents	6,757	(5,481)
Cash and cash equivalents at beginning of the period	14,996	22,232
Cash and cash equivalents at end of the period	$21,753	$16,751
Supplemental cash flow information:
Cash paid for interest	$1,367	$2,171
Cash paid for income taxes	562	—
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	4,733	—
Non-cash consideration in connection with business combination	—	625
Non-cash costs incurred in connection with the issuance of convertible notes	—	791
Non-cash purchase of property and equipment	—	61
Non-cash costs associated with common stock offering	452	—

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

The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses, other assets, accounts payable, accrued expenses and contract liabilities approximate their fair values due to their short maturities. The Company’s marketable securities are recorded at fair value. As of June 30, 2026 and December 31, 2025, we had no assets or liabilities that we measure on a recurring basis using Level 2 or Level 3 inputs.

(d)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts. These investments are stated at cost, which approximates fair value.

(e)
Marketable Securities

The Company measures its marketable securities at fair value. The Company’s marketable securities represent our investments in a short-term money market fund. These marketable securities have maturities of three months or less. As of June 30, 2026 and December 31, 2025, the Company’s marketable securities of $494.9 million and $204.1 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance for Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2026	2025
Allowance for credit losses
Balance at beginning of year, January 1	$7,963	$4,912
Charge to provision accounts	3,920	6,586
Write-offs or other	(3,270)	(3,535)
Balance at period end, June 30 and December 31, respectively	$8,613	$7,963

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

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $27.6 million as of June 30, 2026 and $28.5 million as of December 31, 2025. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(h)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of June 30, 2026 and December 31, 2025, the Company’s goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

The Company has certain contracts with variable consideration in form of returns, refunds and allowances, which may affect the transaction price used as the basis for revenue recognition. At June 30, 2026 and December 31, 2025, the Company had a provision for estimated returns, refunds or allowances of approximately $0.5 million and $0.2 million, respectively.

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

The following table presents contract liabilities as of December 31, 2025 and June 30, 2026 (in thousands):

Rollforward of contract liabilities:
Contract liabilities at December 31, 2025	$10,319
Revenue recognized	(147,721)
Payments received in advance	150,930
Contract liabilities at June 30, 2026	$13,528

During the six months ended June 30, 2026, the Company recognized approximately $9.5 million of revenue related to its contract liabilities as of December 31, 2025.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per-order basis. For marketplace contracts, sales commissions are generally expensed as incurred. When applicable, for service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the Company’s sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2026, the Company recognized approximately $0.8 million and $1.4 million, respectively, of amortization related to deferred sales commissions. For the three and six months ended June 30, 2025, the Company recognized approximately $0.7 million and $1.4 million, respectively, of amortization related to deferred sales commissions. As of June 30, 2026 and December 31, 2025, the Company had deferred sales contract acquisition costs of $0.4 million and $0.4 million, respectively. Deferred sales contract acquisition costs are classified in Other current assets on the Condensed Consolidated Balance Sheets.

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

(l)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and six months ended June 30, 2026, the Company’s advertising costs were $8.6 million and $17.4 million, respectively. For the three and six months ended June 30, 2025, the Company's advertising costs were $9.2 million and $16.0 million, respectively.

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

(3) Software Development, Property and Equipment and Long-Lived Assets

Software development and property and equipment consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30,	December 31,
	Useful Life	2026	2025
Technology hardware	3 years	$4,538	$4,049
Manufacturing equipment	2 - 10 years	6,490	6,713
Capitalized software development	3 years	117,087	90,051
Leasehold improvements	Shorter of useful life or lease term	1,414	1,287
Furniture and fixtures	7 years	3,572	3,468
Total		133,101	105,568
Less accumulated depreciation		(53,347)	(44,937)
Software development and property and equipment, net		$79,754	$60,631

Depreciation and amortization expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$182	$185	$358	$366
Sales and marketing	15	22	40	46
Operations and support	36	43	69	82
Product development	4,673	3,114	8,233	6,077
General and administrative	126	241	460	385
Total depreciation and amortization expense	$5,032	$3,605	$9,160	$6,956

(4) Disaggregated Revenue and Cost of Revenue Information

The following tables present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of digital advertising and marketing services and financial service products.

Revenue and cost of revenue is presented in the following tables for the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Marketplace	2026	2025	2026	2025
Revenue	$215,369	$148,223	$406,688	$284,576
Cost of revenue	140,609	95,759	265,481	188,805
Gross Profit	$74,760	$52,464	$141,207	$95,771

Services
Revenue	$13,911	$14,324	$27,731	$28,942
Cost of revenue	1,518	1,612	3,296	3,206
Gross Profit	$12,393	$12,712	$24,435	$25,736

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

The following tables reflect certain segment information for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Revenue
U.S.	$194,749	$135,733	$366,966	$263,553
International	34,531	26,814	67,453	49,965
Total	$229,280	$162,547	$434,419	$313,518
Segment Cost of Revenue
U.S.	$121,224	$80,968	$227,286	$160,908
International	20,903	16,403	41,491	31,103
Total	$142,127	$97,371	$268,777	$192,011
Segment Adjusted Operating Expense(1)
U.S.	$56,243	$48,074	$109,288	$93,126
International	16,949	13,360	32,083	24,743
Total	$73,192	$61,434	$141,371	$117,869
Other Segment Items(2)
U.S.	$182	$184	$358	$366
International	—	—	—	—
Total	$182	$184	$358	$366
Segment Adjusted EBITDA
U.S.	$17,464	$6,875	$30,750	$9,885
International	(3,321)	(2,949)	(6,121)	(5,881)
Adjusted EBITDA	$14,143	$3,926	$24,629	$4,004
(Add) deduct:
Interest expense, interest and dividend income and other expenses	330	(16,373)	392	(16,164)
Depreciation and amortization	(5,836)	(4,495)	(10,767)	(8,741)
Amortization of lease intangible	—	(180)	—	(360)
(Provision) benefit for income taxes	(354)	8	(602)	8
Stock-based compensation	(11,346)	(7,895)	(19,673)	(15,237)
Payroll tax expense related to stock-based compensation	(459)	(261)	(2,064)	(1,734)
Acquisition and other	(281)	(676)	(281)	(927)
Charitable contribution of common stock	(1,811)	(614)	(2,637)	(1,130)
Income from unconsolidated joint venture	255	218	401	324
Restructuring charges	45	(95)	30	(1,556)
Net Loss	$(5,314)	$(26,437)	$(10,572)	$(41,513)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease termination and charitable contributions of common stock.

(2) Addback to Segment Cost of Revenue to calculate Segment Adjusted EBITDA.

The following tables reflect long-lived asset information as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Segment Software development and property and equipment, net
U.S.	$67,209	$49,543
International	12,545	11,088
Total	$79,754	$60,631

Segment Operating lease right-of-use assets
U.S.	$5,898	$8,003
International	4,191	3,129
Total	$10,089	$11,132

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

As of June 30, 2026, there were 8,675,292 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the six months ended June 30, 2026, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2025	1,388,764	$11.38	4.6	$66.8
Balance at December 31, 2025	1,479,226	$11.79	4.7	$70.5
Exercised	(511,942)	$11.49	—	$29.2
Forfeited	(22,988)	$15.82	—	—
Balance at June 30, 2026	944,296	$11.86	4.4	$79.9
Exercisable at June 30, 2026	922,373	$11.76	4.3	$78.2

No options were granted during the six months ended June 30, 2026.

At June 30, 2026, there was approximately $0.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately six months as of June 30, 2026.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

RSUs

A summary of the status of the Company’s RSU activity and the changes during the six months ended June 30, 2026 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2025	2,912,677	$25.99	$173.2
Granted	1,189,464	$46.89	—
Vested	(850,997)	$25.82	—
Forfeited and cancelled	(251,792)	$27.47	—
Unvested RSUs as of June 30, 2026	2,999,352	$34.20	$289.5

At June 30, 2026, there was approximately $89.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 2.9 years as of June 30, 2026.

PRSUs

A summary of the status of the Company’s PRSU activity and the changes during the six months ended June 30, 2026 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2025	468,715	$21.19	$27.9
Granted	319,891	$37.25	—
Vested	(218,180)	$21.03	—
Forfeited and cancelled	(43,884)	$20.57	$—
Unvested PRSUs as of June 30, 2026	526,542	$31.06	$50.8

At June 30, 2026, there was approximately $20.6 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 2.3 years as of June 30, 2026.

Total stock-based compensation cost for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$2,333	$2,194	$3,851	$4,223
Operations and support	2,790	2,684	5,073	5,173
Product development	1,586	1,731	2,582	3,400
General and administrative	4,637	1,286	8,167	2,441
Total stock compensation expense	$11,346	$7,895	$19,673	$15,237

(7) Common Stock

The Company’s amended and restated certificate of incorporation provides for two classes of common stock: Class A common stock and Class B common stock. The Company's authorized capital stock consists of 805 million shares, all with a par value of $0.000001 per share, of which:

•
750,000,000 shares are designated Class A common stock;
•
5,000,000 shares are designated Class B common stock; and
•
50,000,000 shares are designated preferred stock.

Except as otherwise expressly provided in the Company's amended and restated certificate of incorporation or required by applicable law, shares of Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects, including but not limited to dividends and distributions, liquidation rights, change of control transactions, subdivisions and combinations, no preemptive or similar rights, and conversion. Class B common stock may be converted to Class A common stock, at any time or from time to time as provided for in the certificate of incorporation.

Holders of our Class A common stock are entitled to one vote per share on any matter that is submitted to a vote of our stockholders. Holders of our Class B common stock are entitled to 20 votes per share on any matter submitted to a vote of our stockholders.

Siemens Common Stock Issuance

On May 6, 2026, the Company entered into an agreement with Siemens Industry Software Inc. (“Siemens ISW”) to integrate Xometry marketplace capabilities directly into the Siemens ISW industrial software ecosystem. Under the terms of the agreement, Xometry will develop the necessary software (“Software Deliverable”) with support from Siemens ISW, and then provide the Software Deliverable to Siemens ISW at no cost through an original equipment manufacturer agreement (the “OEM Agreement”). Certain exclusivity terms apply for a period of up to seven years from the agreement effective date. Based on the planned collaboration timeline, exclusivity terms will apply for five years subsequent to the completion of the Software Deliverable.

The OEM Agreement will have a base term of five years and renew for successive 1-year terms unless cancelled by either party. Each party is responsible for its own costs during the software development and commercialization phases. In connection with the Stock

Purchase Agreement, Siemens Beteiligungen Inland GmbH purchased 1,049,759 shares of our Class A common stock for approximately $50 million.

2026 Common Stock Issuance

On June 1, 2026, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), to issue and sell 2,647,059 shares of its Class A common stock at a public offering price of $85.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (the “2026 Common Stock Issuance”). The initial closing of the 2026 Common Stock Issuance occurred on June 3, 2026. In addition, the Company granted the Underwriters an option to purchase, for a period of up to 30 days, up to an additional 397,058 shares of its Class A common stock, which the Underwriters exercised in full on June 22, 2026.

In connection with the 2026 Common Stock Issuance, the Company incurred total issuance costs of approximately $11.1 million, consisting of underwriting discounts and commissions of approximately $10.3 million and other direct issuance costs of approximately $0.8 million, including legal, accounting and filing fees. All direct issuance costs have been recorded as a reduction of the gross proceeds and recorded to Additional paid-in capital. After deducting total issuance costs, the Company received net proceeds of approximately $247.6 million.

The Company intends to use the net proceeds from the 2026 Common Stock Issuance for working capital and general corporate purposes, including, but not limited to, general and administrative matters, repayment of debt, capital expenditures and acquisitions of other businesses or assets.

(8) Income Taxes

A full valuation allowance has been established against our net U.S. federal and state deferred tax assets and foreign deferred tax assets, including net operating loss carryforwards.

The Company had $0.4 million of income tax provision for the three months ended June 30, 2026 and $0.6 million of income tax provision for the six months ended June 30, 2026 as compared to less than $(0.1) million of (benefit) for the same periods in 2025. This estimated annual effective tax rate of (5.4)% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

(9) Net Loss Per Share Attributable to Common Stockholders

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(5,314)	$(26,437)	$(10,572)	$(41,513)
Net (loss) income attributable to noncontrolling interest	(1)	(3)	8	(1)
Net loss attributable to common stockholders	$(5,313)	$(26,434)	$(10,580)	$(41,512)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	54,220,463	50,699,914	53,072,865	50,518,492
Net loss per share, basic and diluted	$(0.10)	$(0.52)	$(0.20)	$(0.82)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	June 30,
	2026	2025
Stock options outstanding	944,296	1,702,082
Unvested RSUs	2,999,352	2,826,005
Unvested PRSUs	526,542	461,237
Shares reserved for charitable contribution	40,264	120,796
2027 Notes	1,529,157	1,529,157
2030 Notes	5,312,375	5,312,375
Total shares	11,351,986	11,951,652

(10) Commitments and Contingencies

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

Holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2030, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2030 Notes on each such trading day (the “2030 Sale Price Trigger”);
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

During the three months ended June 30, 2026, the 2030 Sale Price Trigger was met and as a result holders may convert their 2030 Notes at any time during the three months ending September 30, 2026.

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

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to November 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day (the “2027 Sale Price Trigger”);
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

During the three months ended June 30, 2026, the 2027 Sale Price Trigger was met and as a result, holders may convert their 2027 Notes at any time during the three months ending September 30, 2026.

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

The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated (in thousands):

	June 30, 2026
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(300)	$(23)	$85,482
2030 Notes	250,000	(5,925)	(901)	243,174
Total	$335,805	$(6,225)	$(924)	$328,656

	December 31, 2025
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(557)	$(43)	$85,205
2030 Notes	250,000	(6,675)	(1,016)	242,309
Total	$335,805	$(7,232)	$(1,059)	$327,514

The annual effective interest rate for the 2027 Notes and the 2030 Notes were approximately 1.6% and 1.4%, respectively. Interest expense related to the Convertible Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Coupon interest	$683	$706	$1,367	$1,424
Amortization of debt discount	504	443	1,008	875
Amortization of transaction costs	67	29	134	62
Total interest expense	$1,254	$1,178	$2,509	$2,361

The Company estimates the fair value of the Convertible Notes based on quoted market prices in less active markets and is classified as Level 2 in the fair value hierarchy. The following table presents the carrying value and estimated fair value of the Convertible Notes as of the date indicated (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$85,482	$135,958	$85,205	$107,900
2030 Notes(1)	243,174	555,000	242,309	375,550
Total Convertible Notes	$328,656	$690,958	$327,514	$483,450

(1) As of June 30, 2026 and December 31, 2025, the fair value of the Convertible Notes, as applicable, were measured using Level 2 inputs based on the frequency of trading on our debt at the end of the period.

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

Restructuring

During 2025, the Company initiated a restructuring action to help manage its operating expenses, improve its efficiency and align resources by reducing its workforce. During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $1.6 million for employee termination costs related to the restructuring, respectively.

The following table shows the total restructuring costs incurred during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$—	$4	$—	$89
Operations and support	2	137	2	826
Product development	—	(35)	2	499
General and administrative	(47)	(11)	(34)	142
Total restructuring charges	$(45)	$95	$(30)	$1,556

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company’s total matching contribution to the 401(k) Plan was $0.9 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and was $1.7 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

(11) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	June 30, 2026
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$11,131	$25,469
Trade Names	10	800	365	435
Developed Technology	5	740	688	52
Vendor Relationships	15	1,250	545	705
Database	5	2,400	2,190	210
Patents	17	157	74	83
Total intangible assets		$41,947	$14,993	$26,954

	December 31, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$9,911	$26,689
Trade Names	10	800	325	475
Developed Technology	5	740	627	113
Vendor Relationships	15	1,253	504	749
Database	5	2,400	1,950	450
Patents	17	157	70	87
Subtotal intangible assets		41,950	13,387	28,563
In-place Lease Intangible Asset	4	568	568	—
Above Market Lease Intangible Asset	4	896	896	—
Total intangible assets		$43,414	$14,851	$28,563

Amortization expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$770	$770	$1,540	1,540
Product development	30	30	60	60
General and administrative (1)	4	3	7	7
Total	$804	$803	$1,607	$1,607

(1) Amortization of the lease-related intangible assets is recorded as operating lease expense in general and administrative.

As of June 30, 2026, estimated amortization expense for intangible assets for the remainder of 2026 and the next five years is: $1.6 million in 2026, $2.6 million in 2027, $2.6 million in 2028, $2.6 million in 2029, $2.6 million in 2030, $2.6 million in 2031 and $12.3 million thereafter.

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2026	2025
Balance as of January 1:
Gross goodwill	$266,875	$265,760
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	263,801	262,686
Impact of foreign exchange	(310)	1,115
Net goodwill as of June 30, 2026 and December 31, 2025:	$263,491	$263,801

As of June 30, 2026 and December 31, 2025, the Company had $263.5 million and $263.8 million, respectively of goodwill. As of June 30, 2026, $258.0 million was part of the Company's U.S. operating segment and $5.5 million was part of its International operating segment. As of December 31, 2025, $258.0 million was part of the Company's U.S. operating segment and $5.8 million was part of its International operating segment.

(12) Subsequent Events

Acquisition of GoBRANDgo, LLC

On July 1, 2026, the Company acquired the assets of GoBRANDgo, LLC (“GoBRANDgo”) pursuant to an Asset Purchase Agreement. The acquisition of GoBRANDgo is expected to enhance our marketing services offering through GoBRANDgo's AI and automation capabilities. The aggregate non-contingent portion of the purchase price was approximately $4.6 million and was paid in cash on the closing date. In addition, the Asset Purchase Agreement includes a contingent consideration arrangement to the former owners of GoBRANDgo of up to a maximum of $2.5 million (undiscounted) in the Company’s Class A common stock based upon the achievement of certain revenue and adjusted earnings before interest, taxes, depreciation and amortization targets.

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

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, fluctuations in inflation and interest rates, volatile market conditions, impacts from changes in trade policy, the Russia-Ukraine war, conflict in the Middle East and other geopolitical tensions, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology and manufacturing, which may impact our business and our customers’ businesses.

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

Restructuring

During 2025, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5%. The workforce reduction focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the three and six months ended June 30, 2025, we incurred $0.1 million and $1.6 million, respectively, for employee termination costs related to our restructuring. Refer to Note 10, Commitments and Contingencies—Restructuring for our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Acquisition of GoBRANDgo, LLC

On July 1, 2026, we acquired the assets of GoBRANDgo, LLC (“GoBRANDgo”) pursuant to an Asset Purchase Agreement. The acquisition of GoBRANDgo is expected to enhance our marketing services offering through GoBRANDgo's AI and automation capabilities. The aggregate non-contingent portion of the purchase price was approximately $4.6 million and was paid in cash on the closing date. In addition, the Asset Purchase Agreement includes a contingent consideration arrangement to the former owners of GoBRANDgo of up to a maximum of $2.5 million (undiscounted) in the Company’s Class A common stock based upon the achievement of certain revenue and adjusted earnings before interest, taxes, depreciation and amortization targets.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 89,557 as of June 30, 2026, up 20% from 74,777 as of June 30, 2025. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

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

For the quarter ended June 30, 2026, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Percentage of Revenue from Existing Accounts
98%
98%
2Q25
2Q26

Accounts with Last Twelve-Month Spend of at Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of at Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at Least $50,000 on our platform reached 2,039 as of June 30, 2026, up 23% from 1,653 as of June 30, 2025.

Accounts with LTM Spend of at Least $50,000
2,039
1,653
2Q25
2Q26

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, amortization of lease intangible, provision for (benefit from) income taxes, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from unconsolidated joint venture, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss	$(5,314)	$(26,437)	$(10,572)	$(41,513)
Add (deduct):
Interest expense, interest and dividend income and other expenses	(330)	16,373	(392)	16,164
Depreciation and amortization	5,836	4,495	10,767	8,741
Amortization of lease intangible	—	180	—	360
Provision (benefit) from income taxes	354	(8)	602	(8)
Stock-based compensation	11,346	7,895	19,673	15,237
Payroll tax expense related to stock-based compensation	459	261	2,064	1,734
Acquisition and other	281	676	281	927
Charitable contribution of common stock	1,811	614	2,637	1,130
Income from unconsolidated joint venture	(255)	(218)	(401)	(324)
Restructuring charges	(45)	95	(30)	1,556
Adjusted EBITDA	$14,143	$3,926	$24,629	$4,004

For the three months ended June 30, 2026, Adjusted EBITDA was $14.1 million, as compared to Adjusted EBITDA of $3.9 million for the same quarter in 2025. For the three months ended June 30, 2026, Adjusted EBITDA Margin was 6.2% of revenue, as compared to 2.4% of revenue for the same quarter in 2025.

For the six months ended June 30, 2026, Adjusted EBITDA was $24.6 million, as compared to Adjusted EBITDA of $4.0 million for the same period in 2025. For the six months ended June 30, 2026, Adjusted EBITDA margin was 5.7% of revenue, as compared to 1.3% of revenue for the same period in 2025.

The increase in Adjusted EBITDA for each of these periods was driven primarily by increased operating efficiencies as we continue to grow our revenue and margins faster than our expenses.

Non-GAAP Net Income (Loss)

We define Non-GAAP Net Income (Loss), as net loss adjusted for stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, charitable contributions of common stock, lease termination, restructuring charges, loss on debt extinguishment, amortization of acquired intangible assets & patents, other amortization and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

Effective January 1, 2026, we revised our definition of Non-GAAP Net Income (Loss) to exclude depreciation expense which had previously been included as an adjustment. Management believes this revised definition provides a more representative view of our core operating performance. All prior-period amounts have been recast to conform to this new definition.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Non-GAAP Net Income (Loss):
Net loss	$(5,314)	$(26,437)	$(10,572)	$(41,513)
Add (deduct):
Stock-based compensation	11,346	7,895	19,673	15,237
Payroll tax expense related to stock-based compensation	459	261	2,064	1,734
Amortization of lease intangible	—	180	—	360
Amortization of deferred costs on convertible notes	571	472	1,142	937
Acquisition and other	281	676	281	927
Charitable contribution of common stock	1,811	614	2,637	1,130
Lease termination	—	—	—	(30)
Restructuring charges	(45)	95	(30)	1,556
Loss on debt extinguishment	—	16,430	—	16,430
Amortization of acquired intangible assets & patents	804	803	1,607	1,607
Other amortization	—	87	—	179
Non-GAAP Net Income (Loss)	$9,913	$1,076	$16,802	$(1,446)

For the three months ended June 30, 2026, Non-GAAP net income was $9.9 million, as compared to Non-GAAP net income of $1.1 million for the same quarter in 2025. For the three months ended June 30, 2026, Non-GAAP net income was 4.3% of revenue, as compared to 0.7% of revenue for the same quarter in 2025.

For the six months ended June 30, 2026, Non-GAAP net income was $16.8 million, as compared to Non-GAAP net loss of $(1.4) million for the same period in 2025. For the six months ended June 30, 2026, Non-GAAP net income (loss) was 3.9% of revenue, as compared to (0.5)% of revenue for the same period in 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our unaudited statements of operations data for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Revenue	$229,280	$162,547
Cost of revenue	142,127	97,371
Gross profit	87,153	65,176
Operating expenses:
Sales and marketing	33,586	29,781
Operations and support	21,409	17,732
Product development	12,980	11,008
General and administrative	24,723	16,945
Total operating expenses	92,698	75,466
Loss from operations	(5,545)	(10,290)
Other (expenses) income:
Interest expense	(1,258)	(1,182)
Interest and dividend income	2,597	2,174
Other expenses	(1,009)	(17,365)
Income from unconsolidated joint venture	255	218
Total other income	585	(16,155)
Loss before income taxes	(4,960)	(26,445)
(Provision) benefit from income taxes	(354)	8
Net loss	(5,314)	(26,437)
Net income attributable to noncontrolling interest	(1)	(3)
Net loss attributable to common stockholders	$(5,313)	$(26,434)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	For the Three Months Ended June 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	62.0%	59.9%
Gross profit	38.0%	40.1%
Operating expenses:
Sales and marketing	14.6%	18.3%
Operations and support	9.3%	10.9%
Product development	5.7%	6.8%
General and administrative	10.8%	10.4%
Total operating expenses	40.4%	46.4%
Loss from operations	(2.4)%	(6.3)%
Other (expenses) income:
Interest expense	(0.5)%	(0.7)%
Interest and dividend income	1.1%	1.3%
Other expenses	(0.4)%	(10.7)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income	0.3%	(10.0)%
Loss before income taxes	(2.1)%	(16.3)%
(Provision) benefit from income taxes	(0.2)%	—%
Net loss	(2.3)%	(16.3)%
Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(2.3)%	(16.3)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of advertising and financial service products.

Revenue and cost of revenue is presented in the following tables for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Marketplace
Revenue	$215,369	$148,223
Cost of revenue	140,609	95,759
Gross Profit	$74,760	$52,464
Gross Margin	34.7%	35.4%

Services
Revenue	$13,911	$14,324
Cost of revenue	1,518	1,612
Gross Profit	$12,393	$12,712
Gross Margin	89.1%	88.7%

Revenue

Total revenue increased $66.7 million, or 41%, from $162.5 million for the three months ended June 30, 2025 to $229.3 million for the three months ended June 30, 2026. This growth was a result of an increase in marketplace revenue. Marketplace revenue increased $67.1 million, or 45%, from $148.2 million for the three months ended June 30, 2025 to $215.4 million for the three months ended June 30, 2026. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the three months ended June 30, 2026 as compared to the prior year period.

Services revenue decreased $0.4 million, or 3% from $14.3 million for the three months ended June 30, 2025 to $13.9 million for the three months ended June 30, 2026. The decrease in revenue was due to reductions in Thomas advertising and marketing services, partly offset by growth in financial services.

Total revenue for the three months ended June 30, 2026 and 2025 was $194.7 million and $135.7 million, respectively, for the U.S. reportable segment and $34.5 million and $26.8 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $44.8 million, or 46%, from $97.4 million for the three months ended June 30, 2025 to $142.1 million for the three months ended June 30, 2026. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and services for the three months ended June 30, 2026 was $140.6 million and $1.5 million, respectively, as compared to $95.8 million and $1.6 million, respectively, for the three months ended June 30, 2025.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Total cost of revenue for the three months ended June 30, 2026 and 2025 was $121.2 million and $81.0 million, respectively for the U.S. reportable segment, and $20.9 million and $16.4 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $22.0 million, or 34%, from $65.2 million for the three months ended June 30, 2025 to $87.2 million for the three months ended June 30, 2026. The increase in gross profit was primarily due to increases in revenue from marketplace as compared to the prior year period.

Total gross margin was 38.0% for the three months ended June 30, 2026 as compared to 40.1% for the three months ended June 30, 2025. The decrease was primarily driven by faster growth and associated mix shift to marketplace revenue which has lower gross margin than services.

Gross margin for marketplace was 34.7% for the three months ended June 30, 2026, as compared to 35.4% for the three months ended June 30, 2025.

Gross margin for services was 89.1% for the three months ended June 30, 2026, as compared to 88.7% for the three months ended June 30, 2025.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $3.8 million, or 13%, from $29.8 million for the three months ended June 30, 2025 to $33.6 million for the three months ended June 30, 2026, primarily due to increases in commission expenses, employee compensation and benefit costs due to increased headcount and consulting expenses. As a percent of total revenue, sales and marketing expenses decreased to 14.6% for the three months ended June 30, 2026 from 18.3% for the three months ended June 30, 2025.

Advertising expense decreased $0.6 million, from $9.2 million for the three months ended June 30, 2025 to $8.6 million for the three months ended June 30, 2026, primarily due to decreased marketplace advertising.

Operations and Support

Operations and support expense increased $3.7 million, or 21%, from $17.7 million for the three months ended June 30, 2025 to $21.4 million for the three months ended June 30, 2026, primarily due to increases in consulting expenses and employee compensation and benefit costs due to increased headcount. As a percent of total revenue, operations and support expenses decreased to 9.3% for the three months ended June 30, 2026 from 10.9% for the three months ended June 30, 2025.

Product Development

Product development expense increased $2.0 million, or 18%, from $11.0 million for the three months ended June 30, 2025 to $13.0 million for the three months ended June 30, 2026, primarily as a result of an increase in software costs and depreciation and amortization, offset by increases in the amount of compensation and benefits cost and stock-based compensation capitalized to software development. As a percent of total revenue, product development expenses decreased to 5.7% for the three months ended June 30, 2026, as compared to 6.8% for the three months ended June 30, 2025.

General and Administrative

General and administrative expense increased $7.8 million, or 46%, from $16.9 million for the three months ended June 30, 2025 to $24.7 million for the three months ended June 30, 2026, primarily driven by increases in stock-based compensation, the costs of charitable contributions of Class A common stock and reserves for bad debt. As a percent of total revenue, general and administrative expenses increased to 10.8% for the three months ended June 30, 2026 from 10.4% for the three months ended June 30, 2025.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at approximately $1.2 million for the three months ended June 30, 2026 and 2025.

Interest and Dividend Income

Interest and dividend income increased $0.4 million, or 19%, from $2.2 million for the three months ended June 30, 2025 to $2.6 million for the three months ended June 30, 2026. The increase was primarily due to higher investment in the money market account.

Other Expenses

Other expenses decreased by $16.4 million, from $17.4 million for the three months ended June 30, 2025 to $1.0 million for the three months ended June 30, 2026. The decrease was due to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of the 2027 Notes in the second quarter of 2025.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at approximately $0.2 million for the three months ended June 30, 2026 and 2025.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the three months ended June 30, 2026 and 2025 was $17.5 million and $6.9 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the three months ended June 30, 2026 and 2025 was $(3.3) million and $(2.9) million, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our unaudited statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Revenue	$434,419	$313,518
Cost of revenue	268,777	192,011
Gross profit	165,642	121,507
Operating expenses:
Sales and marketing	65,553	56,216
Operations and support	41,068	34,822
Product development	24,408	22,179
General and administrative	45,376	33,971
Total operating expenses	176,405	147,188
Loss from operations	(10,763)	(25,681)
Other (expenses) income:
Interest expense	(2,517)	(2,370)
Interest and dividend income	4,382	4,451
Other expenses	(1,473)	(18,245)
Income from unconsolidated joint venture	401	324
Total other (expenses) income	793	(15,840)
Loss before income taxes	(9,970)	(41,521)
(Provision) benefit from income taxes	(602)	8
Net loss	(10,572)	(41,513)
Net loss attributable to noncontrolling interest	8	(1)
Net loss attributable to common stockholders	$(10,580)	$(41,512)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	61.9%	61.2%
Gross profit	38.1%	38.8%
Operating expenses:
Sales and marketing	15.1%	17.9%
Operations and support	9.5%	11.1%
Product development	5.6%	7.1%
General and administrative	10.4%	10.8%
Total operating expenses	40.6%	46.9%
Loss from operations	(2.5)%	(8.1)%
Other (expenses) income:
Interest expense	(0.6)%	(0.8)%
Interest and dividend income	1.0%	1.4%
Other expenses	(0.3)%	(5.8)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other (expenses) income	0.2%	(5.1)%
Loss before income taxes	(2.3)%	(13.2)%
(Provision) benefit from income taxes	(0.1)%	—%
Net loss	(2.4)%	(13.2)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(2.4)%	(13.2)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of advertising and financial service products.

Revenue and cost of revenue is presented in the following tables for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Marketplace
Revenue	$406,688	$284,576
Cost of revenue	265,481	188,805
Gross Profit	$141,207	$95,771
Gross Margin	34.7%	33.7%

Services
Revenue	$27,731	$28,942
Cost of revenue	3,296	3,206
Gross Profit	$24,435	$25,736
Gross Margin	88.1%	88.9%

Revenue

Total revenue increased $120.9 million, or 39%, from $313.5 million for the six months ended June 30, 2025 to $434.4 million for the six months ended June 30, 2026. This growth was a result of an increase in marketplace revenue. Marketplace revenue increased $122.1 million, or 43%, from $284.6 million for the six months ended June 30, 2025 to $406.7 million for the six months ended June 30, 2026. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the six months ended June 30, 2026 as compared to the prior year period.

Services revenue decreased $1.2 million, or 4% from $28.9 million for the six months ended June 30, 2025 to $27.7 million for the six months ended June 30, 2026. The decrease in revenue was due to reductions in Thomas advertising and marketing services, partly offset by growth in financial services.

Total revenue for the six months ended June 30, 2026 and 2025 was $367.0 million and $263.6 million, respectively, for the U.S. reportable segment and $67.5 million and $50.0 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $76.8 million, or 40%, from $192.0 million for the six months ended June 30, 2025 to $268.8 million for the six months ended June 30, 2026. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and services for the six months ended June 30, 2026 was $265.5 million and $3.3 million, respectively, as compared to $188.8 million and $3.2 million, respectively, for the six months ended June 30, 2025.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Total cost of revenue for the six months ended June 30, 2026 and 2025 was $227.3 million and $160.9 million, respectively for the U.S. reportable segment, and $41.5 million and $31.1 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $44.1 million, or 36%, from $121.5 million for the six months ended June 30, 2025 to $165.6 million for the six months ended June 30, 2026. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 38.1% for the six months ended June 30, 2026 as compared to 38.8% for the six months ended June 30, 2025. The decrease was primarily driven by primarily driven by faster growth and associated mix shift to marketplace revenue which has lower gross margin than services.

Gross margin for marketplace was 34.7% for the six months ended June 30, 2026, as compared to 33.7% for the six months ended June 30, 2025. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimizes pricing to buyers and suppliers.

Gross margin for our services was 88.1% for the six months ended June 30, 2026, as compared to 88.9% for the six months ended June 30, 2025.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $9.3 million, or 17%, from $56.2 million for the six months ended June 30, 2025 to $65.6 million for the six months ended June 30, 2026, primarily due to increases in commission expense, employee compensation and benefit costs due to increased headcount, consulting expenses and marketing and advertising spend. As a percent of total revenue, sales and marketing expenses decreased to 15.1% for the six months ended June 30, 2026 from 17.9% for the six months ended June 30, 2025.

Advertising expense increased $1.4 million, from $16.0 million for the six months ended June 30, 2025 to $17.4 million for the six months ended June 30, 2026 primarily due to increased services advertising.

Operations and Support

Operations and support expense increased $6.2 million, or 18%, from $34.8 million for the six months ended June 30, 2025 to $41.1 million for the six months ended June 30, 2026, primarily due to increases in consulting expenses and employee compensation and benefit costs due to increased headcount. These increases were offset by a reduction in restructuring costs. As a percent of total revenue, operations and support expenses decreased to 9.5% for the six months ended June 30, 2026 from 11.1% for the six months ended June 30, 2025.

Product Development

Product development expense increased $2.2 million, or 10%, from $22.2 million for the six months ended June 30, 2025 to $24.4 million for the six months ended June 30, 2026, primarily as a result of an increase in software costs, depreciation and amortization expense, and increased consulting costs, offset by increases in the amount of compensation and benefits cost and stock-based compensation capitalized to software development. As a percent of total revenue, product development expenses decreased to 5.6% for the six months ended June 30, 2026 as compared to 7.1% for the six months ended June 30, 2025.

General and Administrative

General and administrative expense increased $11.4 million, or 34%, from $34.0 million for the six months ended June 30, 2025 to $45.4 million for the six months ended June 30, 2026, primarily driven by increases in stock-based compensation, the costs of charitable contributions of Class A common stock, reserves for bad debt and higher employee compensation and benefit costs due to increased headcount. As a percent of total revenue, general and administrative expenses decreased to 10.4% for the six months ended June 30, 2026 from 10.8% for the six months ended June 30, 2025.

Other (Expenses) Income

Interest Expense

Interest expense increased $0.1 million, or 6% from $2.4 million for the six months ended June 30, 2025 to $2.5 million for the six months ended June 30, 2026.

Interest and Dividend Income

Interest and dividend income decreased $0.1 million, or 2%, from $4.5 million for the six months ended June 30, 2025 to $4.4 million for the six months ended June 30, 2026. The decrease was primarily due to lower investment in the money market account as the Company funds ongoing operations.

Other Expenses

Other expenses decreased by $16.8 million, from $18.2 million for the six months ended June 30, 2025 to $1.5 million for the six months ended June 30, 2026. The decrease was primarily due to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of the 2027 Notes in the second quarter of 2025.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture increased $0.1 million from $0.3 million for the six months ended June 30, 2025 to $0.4 million for the six months ended June 30, 2026.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the six months ended June 30, 2026 and 2025 was $30.8 million and $9.9 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the six months ended June 30, 2026 and 2025 was $(6.1) million and $(5.9) million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of June 30, 2026, our cash and cash equivalents and marketable securities totaled $516.7 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Siemens Common Stock Issuance

On May 6, 2026, we entered into an agreement with Siemens Industry Software Inc. (“Siemens ISW”) to integrate Xometry marketplace capabilities directly into the Siemens ISW industrial software ecosystem. Under the terms of the agreement, Xometry will develop the necessary software (“Software Deliverable”) with support from Siemens ISW, and then provide the Software Deliverable to Siemens ISW at no cost through an original equipment manufacturer agreement (the “OEM Agreement”). Certain exclusivity terms apply for a period of up to seven years from the agreement effective date. Based on the planned collaboration timeline, exclusivity terms will apply for five years subsequent to the completion of the Software Deliverable.

The OEM Agreement will have a base term of five years and renew for successive 1-year terms unless cancelled by either party. Each party is responsible for its own costs during the software development and commercialization phases. In connection with the Stock Purchase Agreement, Siemens Beteiligungen Inland GmbH purchased 1,049,759 shares of our Class A common stock for approximately $50 million.

2026 Common Stock Issuance

On June 1, 2026, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), to issue and sell 2,647,059 shares of our Class A common stock at a public offering price of $85.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (the “2026 Common Stock Issuance”). The initial closing of the 2026 Common Stock Issuance occurred on June 3, 2026. In addition, we granted the Underwriters an option to purchase, for a period of up to 30 days, up to an additional 397,058 shares of our Class A common stock, which the Underwriters exercised in full on June 22, 2026. After deducting total issuance costs, we received net proceeds of approximately $247.6 million.

We intend to use the net proceeds from the 2026 Common Stock Issuance working capital and general corporate purposes, including, but not limited to, general and administrative matters, repayment of debt, capital expenditures and acquisitions of other businesses or assets.

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

Holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option prior to the close of business on the business day immediately preceding March 15, 2030, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2030 Notes on each such trading day (the “2030 Sale Price Trigger”);
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

During the three months ended June 30, 2026, the 2030 Sale Price Trigger was met and as a result, holders may convert their 2030 Notes at any time during the three months ending September 30, 2026.

As of June 30, 2026, the 2030 Notes have a carrying value of approximately $243.2 million with an effective annual interest rate of 1.4%.

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

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to November 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day (the “2027 Sale Price Trigger”);
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

During the three months ended June 30, 2026, the 2027 Sale Price Trigger was met and as a result, holders may convert their 2027 Notes at any time during the three months ending September 30, 2026.

As of June 30, 2026, the 2027 Notes have a carrying value of approximately $85.5 million with an effective annual interest rate of 1.6%.

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

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$17,542	$(4,118)
Net cash used in investing activities	$(314,731)	$(3,834)
Net cash provided by financing activities	$303,981	$2,046

Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $17.5 million, primarily due to a net loss of $10.6 million adjusted for non-cash charges of $35.3 million and a net $(7.2) million adjustment from changes in operating assets and liabilities. The non-cash charges primarily relate to stock-based compensation of $19.7 million and depreciation and amortization of $10.8 million. The net decrease in operating assets and liabilities is primarily driven by the changes in accounts receivable of $33.3 million due to increased sales and an increase in other assets of $6.4 million, offset by changes in accounts payable and accrued cost of revenue of $25.7 million due to the timing of payments and sales growth, and changes in other accrued expenses of $5.5 million.

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

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $314.7 million, primarily due to the purchase of marketable securities of $326.8 million and the capitalization of internal-use software development costs and purchases of property and equipment of $24.0 million offset by the sale of marketable securities of $36.0 million.

For the six months ended June 30, 2025, net cash used in investing activities was $3.8 million, primarily due to capitalization of internal-use software development costs and the purchase of property and equipment of $12.5 million and the purchase of marketable securities of $4.4 million offset by the sale of marketable securities of $13.0 million.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $304.0 million, primarily due to net proceeds from the 2026 Common Stock Issuance of $248.1 million, proceeds from the issuance of common stock under the Siemens agreement of $50.0 million and proceeds from the exercise of stock options of $5.9 million.

For the six months ended June 30, 2025, net cash provided by financing activities was $2.0 million, primarily resulting from $242.2 million in net proceeds from the issuance of the 2030 Notes (net of issuance costs) and approximately $1.4 million from the exercise of stock options largely offset by outflows of $216.0 million to repurchase a portion of the 2027 Notes, approximately $17.5 million to purchase capped calls and approximately $8.1 million to purchase treasury stock.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generated approximately 16% of our revenues for the six months ended June 30, 2026, of which the majority was generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the six months ended June 30, 2026 would have decreased by 1.2%. During the six months ended June 30, 2026, our revenues were impacted as the average exchange rate experienced fluctuations of 6.6% during the six months ending June 30, 2026 and June 30, 2025. This fluctuation caused a 0.7% increase in International revenue.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended June 30, 2026, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption / Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date

Sanjeev Singh Sahni Chief Executive Officer(1)	Terminated(2)	5/14/2026	X	—	—	—	5/14/2026
Sanjeev Singh Sahni Chief Executive Officer(1)	Adopted(2)	5/18/2026	X	—	51,451	—	10/31/2027
Emily Rollins Director	Adopted	5/20/2026	X	—	5,000	—	12/31/2027
Spouse of Director/Former CEO	Adopted	5/21/2026	X	—	120,000	—	9/1/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Prior to July 1, 2026, Mr. Singh Sahni served as President of the Company.

(2) Represents modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on August 7, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

3.2	Amended and Restated Bylaws of Xometry, Inc., (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40546), filed with the SEC on July 2, 2021).
10.1*+	Second Amendment to Employment Agreement by and between Xometry, Inc. and Randolph Altschuler.
10.2*+	Amendment to Employment Agreement by and between Xometry, Inc. and Sanjeev Singh Sahni.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

XOMETRY, INC.

Date: August 4, 2026	By:	/s/ Sanjeev Singh Sahni
Sanjeev Singh Sahni
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)