Form 10-Q
period 2026-09-30
Xometry, Inc.
filed 2026-11-03
CIK 1657573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, the registrant had 56,162,599 shares of Class A common stock, $0.000001 par value per share, and 1,475,311 shares of Class B common stock, $0.000001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$18,132	$14,996
Marketable securities	486,850	204,145
Accounts receivable, less allowance for credit losses of $9.1 million and $8.0 million as of September 30, 2026 and December 31, 2025, respectively	152,151	97,370
Inventory	3,767	3,917
Prepaid expenses	6,216	7,262
Other current assets	14,441	6,954
Total current assets	681,557	334,644
Software development and property and equipment, net	91,788	60,631
Operating lease right-of-use assets	13,142	11,132
Investment in unconsolidated joint venture	4,157	4,069
Intangible assets, net	28,008	28,563
Goodwill	268,051	263,801
Other assets	913	880
Total assets	$1,087,616	$703,720
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued cost of revenue	$68,870	$44,612
Other accrued expenses	41,769	31,669
Contract liabilities	17,667	10,319
Income taxes payable	286	269
Convertible notes, current portion	84,816	—
Operating lease liabilities, current portion	3,012	2,067
Total current liabilities	216,420	88,936
Convertible notes, net of current portion	243,607	327,514
Operating lease liabilities, net of current portion	11,198	9,841
Deferred income taxes	123	145
Other liabilities	1,349	547
Total liabilities	472,697	426,983
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.000001 par value. Authorized; 50,000,000 shares; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.000001 par value. Authorized; 750,000,000 shares; 55,905,317 shares and 49,842,220 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.000001 par value. Authorized; 5,000,000 shares; 1,475,311 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,058,186	710,925
Treasury stock, at cost, 220,994 shares as of September 30, 2026 and December 31, 2025	(8,080)	(8,080)
Accumulated other comprehensive income	4,331	4,772
Accumulated deficit	(440,661)	(432,016)
Total stockholders’ equity	613,776	275,601
Noncontrolling interest	1,143	1,136
Total equity	614,919	276,737
Total liabilities and stockholders’ equity	$1,087,616	$703,720

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$252,439	$180,715	$686,857	$494,234
Cost of revenue	153,759	108,686	422,536	300,698
Gross profit	98,680	72,029	264,321	193,536
Operating expenses:
Sales and marketing	35,571	32,649	101,124	88,866
Operations and support	23,264	18,403	64,332	53,225
Product development	16,102	12,524	40,510	34,703
General and administrative	23,686	19,463	69,063	53,433
Impairment of assets	—	49	—	49
Total operating expenses	98,623	83,088	275,029	230,276
Income (loss) from operations	57	(11,059)	(10,708)	(36,740)
Other (expenses) income:
Interest expense	(1,258)	(1,278)	(3,774)	(3,648)
Interest and dividend income	4,440	2,139	8,822	6,591
Other expenses	(787)	(1,636)	(2,260)	(19,882)
Income from unconsolidated joint venture	187	220	588	544
Total other income (expenses)	2,582	(555)	3,376	(16,395)
Income (loss) before income taxes	2,639	(11,614)	(7,332)	(53,135)
(Provision) benefit for income taxes	(704)	17	(1,306)	25
Net income (loss)	1,935	(11,597)	(8,638)	(53,110)
Net income (loss) attributable to noncontrolling interest	—	—	7	(1)
Net income (loss) attributable to common stockholders	$1,935	$(11,597)	$(8,645)	$(53,109)

Net income (loss) per share of Class A and Class B common stock:
Basic	$0.03	$(0.23)	$(0.16)	$(1.05)
Diluted	$0.03	$(0.23)	$(0.16)	$(1.05)

Weighted average shares outstanding:
Basic	57,333,901	50,920,588	54,508,819	50,653,997
Diluted	60,462,719	50,920,588	54,508,819	50,653,997

Net income (loss)	$1,935	$(11,597)	$(8,638)	$(53,110)
Comprehensive income (loss):
Foreign currency translation	$119	$180	$(441)	$4,766
Total other comprehensive income (loss)	119	180	(441)	4,766
Comprehensive income (loss)	2,054	(11,417)	(9,079)	(48,344)
Comprehensive (loss) income attributable to noncontrolling interest	(10)	7	7	(17)
Total comprehensive income (loss) attributable to common stockholders	$2,064	$(11,424)	$(9,086)	$(48,327)

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2026 and 2025

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Interest	Equity
Balance, June 30, 2026	55,562,067	$—	1,475,311	$—	$1,041,497	220,994	$(8,080)	$4,202	$(442,596)	$595,023	$1,153	$596,176
Exercise of common stock options	37,717	—	—	—	453	—	—	—	—	453	—	453
Vesting of restricted stock units	271,037	—	—	—	—	—	—	—	—	—	—	—
Conversion of 2027 convertible notes to common stock	14,363	—	—	—	805	—	—	—	—	805	—	805
Donated common stock	20,133	—	—	—	1,767	—	—	—	—	1,767	—	1,767
Costs related to issuance of common stock	—	—	—	—	(9)	—	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	—	—	13,673	—	—	—	—	13,673	—	13,673
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	—	129	—	129	(10)	119
Net income	—	—	—	—	—	—	—	—	1,935	1,935	—	1,935
Total comprehensive income (loss)	—	—	—	—	—	—	—	129	1,935	2,064	(10)	2,054
Balance, September 30, 2026	55,905,317	$—	1,475,311	$—	$1,058,186	220,994	$(8,080)	$4,331	$(440,661)	$613,776	$1,143	$614,919

Balance, June 30, 2025	49,107,080	$—	1,475,311	$—	$685,986	220,994	$(8,080)	$4,281	$(411,785)	$270,402	$1,119	$271,521
Exercise of common stock options	166,305	—	—	—	1,288	—	—	—	—	1,288	—	1,288
Vesting of restricted stock units	263,850	—	—	—	—	—	—	—	—	—	—	—
Donated common stock	20,133	—	—	—	950	—	—	—	—	950	—	950
Stock-based compensation	—	—	—	—	10,748	—	—	—	—	10,748	—	10,748
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	—	173	—	173	7	180
Net loss	—	—	—	—	—	—	—	—	(11,597)	(11,597)	—	(11,597)
Total comprehensive income (loss)	—	—	—	—	—	—	—	173	(11,597)	(11,424)	7	(11,417)
Balance, September 30, 2025	49,557,368	$—	1,475,311	$—	$698,972	220,994	$(8,080)	$4,454	$(423,382)	$271,964	$1,126	$273,090

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2026 and 2025

(In thousands, except share and per share data)

	Class A - Common Stock		Class B - Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2025	49,842,220	$—	1,475,311	$—	$710,925	220,994	$(8,080)	$4,772	$(432,016)	$275,601	$1,136	$276,737
Exercise of common stock options	550,659	—	—	—	6,349	—	—	—	—	6,349	—	6,349
Vesting of restricted stock units	1,343,800	—	—	—	—	—	—	—	—	—	—	—
Conversion of 2027 convertible notes to common stock	14,363	—	—	—	805	—	—	—	—	805	—	805
Donated common stock	60,399	—	—	—	4,404	—	—	—	—	4,404	—	4,404
Issuance of common stock under Siemens agreement	1,049,759	—	—	—	50,000	—	—	—	—	50,000	—	50,000
Issuance of common stock, net of underwriters’ discount	3,044,117	—	—	—	248,400	—	—	—	—	248,400	—	248,400
Costs related to issuance of common stock	—	—	—	—	(776)	—	—	—	—	(776)	—	(776)
Stock-based compensation	—	—	—	—	38,079	—	—	—	—	38,079	—	38,079
Comprehensive (loss) income:
Foreign currency translation	—	—	—	—	—	—	—	(441)	—	(441)	—	(441)
Net loss	—	—	—	—	—	—	—	—	(8,645)	(8,645)	7	(8,638)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(441)	(8,645)	(9,086)	7	(9,079)
Balance, September 30, 2026	55,905,317	$—	1,475,311	$—	$1,058,186	220,994	$(8,080)	$4,331	$(440,661)	$613,776	$1,143	$614,919

Balance, December 31, 2024	48,289,274	$—	1,475,311	$—	$685,054	—	$—	$(328)	$(370,273)	$314,453	$1,143	$315,596
Exercise of common stock options	311,699	—	—	—	2,703	—	—	—	—	2,703	—	2,703
Vesting of restricted stock units	1,100,274	—	—	—	—	—	—	—	—	—	—	—
Shares issued in business combination	16,716	—	—	—	625	—	—	—	—	625	—	625
Donated common stock	60,399	—	—	—	2,080	—	—	—	—	2,080	—	2,080
Purchase of capped calls	—	—	—	—	(17,475)	—	—	—	—	(17,475)	—	(17,475)
Purchase of treasury stock	(220,994)	—	—	—	—	220,994	(8,080)	—	—	(8,080)	—	(8,080)
Stock-based compensation	—	—	—	—	25,985	—	—	—	—	25,985	—	25,985
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	—	4,782	—	4,782	(16)	4,766
Net loss	—	—	—	—	—	—	—	—	(53,109)	(53,109)	(1)	(53,110)
Total comprehensive income (loss)	—	—	—	—	—	—	—	4,782	(53,109)	(48,327)	(17)	(48,344)
Balance, September 30, 2025	49,557,368	$—	1,475,311	$—	$698,972	220,994	$(8,080)	$4,454	$(423,382)	$271,964	$1,126	$273,090

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,638)	$(53,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,952	13,741
Impairment of assets	—	49
Reduction in carrying amount of right-of-use asset	1,771	3,350
Lease termination	—	(14)
Stock-based compensation	30,961	25,985
Income from unconsolidated joint venture	(88)	(144)
Donation of common stock	4,404	2,080
Loss on debt extinguishment	—	16,430
Amortization of deferred costs on convertible notes	1,712	1,527
Deferred tax benefit	(22)	(44)
Changes in other assets and liabilities:
Accounts receivable, net	(55,096)	(23,370)
Inventory	79	(192)
Prepaid expenses	1,039	(904)
Other assets	(7,468)	(1,233)
Accounts payable and accrued cost of revenue	24,009	10,728
Other accrued expenses	9,920	9,100
Contract liabilities	7,395	3,170
Lease liabilities	(1,482)	(5,202)
Other liabilities	(54)	(24)
Income taxes payable	16	(249)
Net cash provided by operating activities	25,410	1,674
Cash flows from investing activities:
Purchases of marketable securities	(341,705)	(6,571)
Proceeds from sale of marketable securities	59,000	20,500
Capitalization of software development and purchases of property and equipment	(38,905)	(19,911)
Cash paid for business combination	(4,599)	—
Net cash used in investing activities	(326,209)	(5,982)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	250,000
Costs incurred in connection with issuance of convertible notes	—	(8,650)
Payments for repurchase of convertible notes	—	(215,992)
Purchase of capped calls	—	(17,475)
Purchase of treasury stock	—	(8,080)
Proceeds from stock options exercised	6,349	2,703
Proceeds from issuance of common stock, net of underwriters’ discount	248,400	—
Payment of costs related to issuance of common stock	(776)	—
Proceeds from issuance of common stock under Siemens agreement	50,000	—
Net cash provided by financing activities	303,973	2,506
Effect of foreign currency translation on cash and cash equivalents	(38)	415
Net increase (decrease) in cash and cash equivalents	3,136	(1,387)
Cash and cash equivalents at beginning of the period	14,996	22,232
Cash and cash equivalents at end of the period	$18,132	$20,845
Supplemental cash flow information:
Cash paid for interest	$1,796	$2,600
Cash paid for income taxes	1,234	—
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	7,117	—
Non-cash consideration in connection with business combination	2,099	625
Non-cash purchase of property and equipment	108	74
Conversion of 2027 convertible notes to common stock	805	—

See accompanying notes to the unaudited condensed consolidated financial statements.

XOMETRY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

Xometry, Inc. (“Xometry”, the “Company”, “we”, or “our”) was incorporated in the State of Delaware in May 2013 and our corporate headquarters is located in North Bethesda, Maryland. Xometry is an AI-native global online manufacturing marketplace with a suite of services that are rapidly digitizing the custom manufacturing industry. Xometry’s marketplace enables the design-to-production workflow by providing the AI-driven execution layer that translates design intent into intelligent sourcing decisions and production outcomes at scale. The marketplace offers transparency and traceability from the first quote to final delivery. We provide services that power the broader manufacturing lifecycle. These services include advertising and marketing services through our Thomasnet industrial sourcing platform, financial services and Workcenter, our cloud-based manufacturing execution system. These services deepen our relationships with suppliers. Together, our marketplace and services platforms provide manufacturers with the critical resources they need to grow their business and make it easy for buyers to create locally resilient supply chains.

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

Foreign Operations and Comprehensive Income (Loss)

The U.S. dollar (“USD”) is the functional currency for Xometry’s consolidated subsidiary operating in the U.S. The primary functional currency for the Company’s consolidated subsidiaries operating in Germany, United Kingdom, Turkey, China, Japan and India is the Euro, British Pound Sterling, Turkish Lira, Yuan, Yen and Indian Rupee, respectively. For the Company’s consolidated subsidiaries whose functional currencies are not the USD, the Company translates their financial statements into USD. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Foreign currency remeasurement and transaction gains and losses are recorded in other expenses, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Gains and losses resulting from translation are included in accumulated other comprehensive income (loss), as a separate component of equity.

Noncontrolling Interest

We have a 66.67% ownership in Incom Co., LTD. As we have a controlling interest in Incom Co., LTD, we have consolidated Incom Co., LTD into our unaudited condensed consolidated financial statements. The portion of equity in Incom Co., LTD not owned by the Company is accounted for as a noncontrolling interest. We present the portion of any equity that we do not own in a consolidated entity as noncontrolling interest and classify their interest as a component of total equity, separate from total stockholders’ equity on our Condensed Consolidated Balance Sheets. We include Net income attributable to the noncontrolling interest in Net loss in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(b)
Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair value on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

(e)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking accounts. These amounts are stated at cost, which approximates fair value.

(f)
Marketable Securities

The Company measures its marketable securities at fair value. The Company’s marketable securities represent our investments in a short-term money market fund. These marketable securities have maturities of three months or less. As of September 30, 2026 and December 31, 2025, the Company’s marketable securities of $486.9 million and $204.1 million, respectively, were recorded at fair value, within Level 1 of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted prices in active markets, and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors.

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

Allowance for Credit Losses

The allowance for credit losses related to accounts receivable and changes were as follows (in thousands):

	2026	2025
Allowance for credit losses
Balance at beginning of year, January 1	$7,963	$4,912
Charge to provision accounts	6,365	6,586
Write-offs or other	(5,230)	(3,535)
Balance at period end, September 30 and December 31, respectively	$9,098	$7,963

(h)
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

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include internal and external direct development costs totaling $42.6 million as of September 30, 2026 and $28.5 million as of December 31, 2025. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization is discontinued and the internal-use software costs are placed in service and amortized using the straight-line method over the estimated useful life of the software, generally three years.

(i)
Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. As of September 30, 2026 and December 31, 2025, the Company’s goodwill is attributable to both the U.S. and International reporting units. Goodwill is not amortized. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might be impaired.

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

The Company has certain contracts with variable consideration in form of returns, refunds and allowances, which may affect the transaction price used as the basis for revenue recognition. At September 30, 2026 and December 31, 2025, the Company had a provision for estimated returns, refunds or allowances of approximately $0.5 million and $0.2 million, respectively.

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

The following table presents contract liabilities as of December 31, 2025 and September 30, 2026 (in thousands):

Roll forward of contract liabilities:
Contract liabilities at December 31, 2025	$10,319
Revenue recognized	(242,593)
Payments received in advance	249,941
Contract liabilities at September 30, 2026	$17,667

During the nine months ended September 30, 2026, the Company recognized approximately $9.8 million of revenue related to its contract liabilities as of December 31, 2025.

Sales Contract Acquisition Costs

The Company’s incremental costs to obtain a contract may include a sales commission which is generally determined on a per-order basis. For marketplace contracts, sales commissions are generally expensed as incurred. When applicable, for service contracts in excess of one year, the Company amortizes such costs on a straight-line basis over the average customer life of two years for new customers and over the renewal period for existing customers which is generally one year. Sales commissions are included in the

Company’s sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2026, the Company recognized approximately $1.0 million and $2.4 million, respectively, of amortization related to deferred sales commissions. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.7 million and $2.1 million, respectively, of amortization related to deferred sales commissions. As of September 30, 2026 and December 31, 2025, the Company had deferred sales contract acquisition costs of $0.6 million and $0.4 million, respectively. Deferred sales contract acquisition costs are classified in Other current assets on the Condensed Consolidated Balance Sheets.

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

(m)
Sales and Marketing

Sales and marketing expenses are expensed as incurred and include the costs of digital marketing strategies, branding costs and other advertising costs, certain depreciation and amortization expense, contract acquisition costs and compensation expenses, including stock-based compensation, to the Company’s sales and marketing employees. For the three and nine months ended September 30, 2026, the Company’s advertising costs were $8.8 million and $26.2 million, respectively. For the three and nine months ended September 30, 2025, the Company’s advertising costs were $9.2 million and $25.3 million, respectively.

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

(r)
Net Income (Loss) Per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Certain unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net income (loss).

(s)
Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The Company adopted this new standard in January 2026. The adoption of this new standard did not impact our results of operations, cash flows, and financial condition.

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

(3) Software Development, Property and Equipment and Long-Lived Assets

Software development and property and equipment consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30,	December 31,
	Useful Life	2026	2025
Technology hardware	3 years	$5,829	$4,049
Manufacturing equipment	2 - 10 years	8,676	6,713
Capitalized software development	3 years	132,065	90,051
Leasehold improvements	Shorter of useful life or lease term	1,512	1,287
Furniture and fixtures	7 years	2,324	3,468
Total		150,406	105,568
Less accumulated depreciation		(58,618)	(44,937)
Software development and property and equipment, net		$91,788	$60,631

Depreciation and amortization expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$179	$184	$538	$550
Sales and marketing	14	29	53	75
Operations and support	76	46	145	129
Product development	4,980	3,693	13,213	9,770
General and administrative	62	155	522	539
Total depreciation and amortization expense	$5,311	$4,107	$14,471	$11,063

(4) Disaggregated Revenue and Cost of Revenue Information

The following tables present our revenues disaggregated by line of business. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of digital advertising and marketing services and financial service products.

Revenue and cost of revenue are presented in the following tables for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketplace	2026	2025	2026	2025
Revenue	$238,004	$166,592	$644,691	$451,168
Cost of revenue	152,306	107,086	417,787	295,891
Gross Profit	$85,698	$59,506	$226,904	$155,277

Services
Revenue	$14,435	$14,123	$42,166	$43,066
Cost of revenue	1,453	1,600	4,749	4,807
Gross Profit	$12,982	$12,523	$37,417	$38,259

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

Segment Adjusted EBITDA excludes interest expense, interest and dividend income, other expenses, provision for income taxes, depreciation and amortization, amortization of lease intangible, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from an unconsolidated joint venture, restructuring charges and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

The CODM monitors assets of the consolidated Company, but does not use assets, by operating segment when assessing performance or making operating segment resource decisions.

The following tables reflect certain segment information for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Revenue
U.S.	$213,392	$151,093	$580,357	$414,646
International	39,047	29,622	106,500	79,588
Total	$252,439	$180,715	$686,857	$494,234
Segment Cost of Revenue
U.S.	$130,596	$90,933	$357,882	$251,841
International	23,163	17,753	64,654	48,857
Total	$153,759	$108,686	$422,536	$300,698
Segment Adjusted Operating Expense(1)
U.S.	$60,955	$49,995	$170,244	$143,121
International	16,481	16,076	48,565	40,819
Total	$77,436	$66,071	$218,809	$183,940
Other Segment Items(2)
U.S.	$179	$184	$538	$550
International	—	—	—	—
Total	$179	$184	$538	$550
Segment Adjusted EBITDA
U.S.	$22,020	$10,349	$52,769	$20,234
International	(597)	(4,207)	(6,719)	(10,088)
Adjusted EBITDA	$21,423	$6,142	$46,050	$10,146
(Add) deduct:
Interest expense, interest and dividend income and other expenses	2,395	(775)	2,788	(16,939)
Depreciation and amortization	(6,185)	(5,000)	(16,952)	(13,741)
Amortization of lease intangible	—	(180)	—	(540)
(Provision) benefit for income taxes	(704)	17	(1,306)	25
Stock-based compensation	(11,288)	(10,748)	(30,961)	(25,985)
Payroll tax expense related to stock-based compensation	(728)	(366)	(2,792)	(2,100)
Acquisition and other	(28)	—	(309)	(927)
Charitable contribution of common stock	(1,767)	(950)	(4,404)	(2,080)
Income from unconsolidated joint venture	187	220	588	544
Impairment of assets	—	(49)	—	(49)
Restructuring charges	(1,370)	92	(1,340)	(1,464)
Net income (loss)	$1,935	$(11,597)	$(8,638)	$(53,110)

(1) Amount excludes stock-based compensation and the related payroll taxes, depreciation and amortization, restructuring charges, acquisition and other costs, amortization of lease intangible, lease termination and charitable contributions of common stock.

(2) Addback to Segment Cost of Revenue to calculate Segment Adjusted EBITDA.

The following tables reflect long-lived asset information as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Segment Software development and property and equipment, net
U.S.	$78,817	$49,543
International	12,971	11,088
Total	$91,788	$60,631

Segment Operating lease right-of-use assets
U.S.	$9,108	$8,003
International	4,034	3,129
Total	$13,142	$11,132

(6) Stock-Based Compensation

In 2016, the Company adopted a stock compensation plan (the “2016 Equity Incentive Plan”) pursuant to which the Company may grant stock options, stock purchase rights, restricted stock awards, or stock awards to employees, directors and consultants (including prospective employees, directors, and consultants). No additional awards may be granted under the 2016 Equity Incentive Plan; however, outstanding awards continue in full effect in accordance with their existing terms.

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

As of September 30, 2026, there were 8,648,345 shares available for the Company to grant under the 2021 Equity Incentive Plan.

Stock Options

A summary of the status of the Company’s stock option activity and the changes during the nine months ended September 30, 2026, are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2025	1,388,764	$11.38	4.6	$66.8
Balance at December 31, 2025	1,479,226	$11.79	4.7	$70.5
Exercised	(549,659)	$11.53	—	$32.3
Forfeited	(24,283)	$15.82	—	—
Balance at September 30, 2026	905,284	$11.85	4.1	$82.4
Exercisable at September 30, 2026	891,956	$11.79	4.0	$81.2

No options were granted during the nine months ended September 30, 2026.

At September 30, 2026, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 4 months as of September 30, 2026.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

RSUs

A summary of the status of the Company’s RSU activity and the changes during the nine months ended September 30, 2026 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2025	2,912,677	$25.99	$173.2
Granted	1,322,984	$51.55	—
Vested	(1,122,034)	$26.53	—
Forfeited and cancelled	(357,954)	$30.62	—
Unvested RSUs as of September 30, 2026	2,755,673	$37.44	$283.4

At September 30, 2026, there was approximately $87.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 2.9 years as of September 30, 2026.

PRSUs

A summary of the status of the Company’s PRSU activity and the changes during the nine months ended September 30, 2026 are as follows (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Grant Date fair value (per share)	Aggregate Intrinsic Value
Unvested PRSUs as of December 31, 2025	468,715	$21.19	$27.9
Granted	319,891	$37.25	—
Vested	(218,180)	$21.03	—
Forfeited and cancelled	(43,884)	$20.57	$—
Unvested PRSUs as of September 30, 2026	526,542	$31.06	$54.2

At September 30, 2026, there was approximately $19.8 million of total unrecognized compensation cost related to unvested performance restricted stock units granted under the 2021 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 2.1 years as of September 30, 2026.

Total stock-based compensation cost for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$2,413	$3,059	$6,264	$7,282
Operations and support	2,565	3,609	7,638	8,782
Product development	1,177	2,470	3,759	5,870
General and administrative	5,133	1,610	13,300	4,051
Total stock compensation expense	$11,288	$10,748	$30,961	$25,985

(7) Common Stock

The Company’s amended and restated certificate of incorporation provides for two classes of common stock: Class A common stock and Class B common stock. The Company’s authorized capital stock consists of 805 million shares, all with a par value of $0.000001 per share, of which:

•
750,000,000 shares are designated Class A common stock;
•
5,000,000 shares are designated Class B common stock; and
•
50,000,000 shares are designated preferred stock.

Except as otherwise expressly provided in the Company’s amended and restated certificate of incorporation or required by applicable law, shares of Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects, including but not limited to dividends and distributions, liquidation rights, change of control transactions, subdivisions and combinations, no preemptive or similar rights, and conversion. Class B common stock may be converted to Class A common stock, at any time or from time to time as provided for in the certificate of incorporation.

Holders of our Class A common stock are entitled to one vote per share on any matter that is submitted to a vote of our stockholders. Holders of our Class B common stock are entitled to 20 votes per share on any matter submitted to a vote of our stockholders.

Siemens Common Stock Issuance

On May 6, 2026, the Company entered into an agreement (the “Siemens ISW Agreement”) with Siemens Industry Software Inc. (“Siemens ISW”) to integrate Xometry marketplace capabilities directly into the Siemens ISW industrial software ecosystem. Under the terms of the agreement, Xometry will develop the necessary software (“Software Deliverable”) with support from Siemens ISW, and then provide the Software Deliverable to Siemens ISW at no cost through an original equipment manufacturer agreement (the “OEM Agreement”). Certain exclusivity terms apply for a period of up to seven years from the Siemens ISW Agreement’s effective date. Based on the planned collaboration timeline, exclusivity terms will apply for five years subsequent to the completion of the Software Deliverable.

The OEM Agreement will have a base term of five years and renew for successive 1-year terms unless cancelled by either party. Each party is responsible for its own costs during the software development and commercialization phases. In connection with the Siemens ISW Agreement, the Company and Siemens Beteiligungen Inland GmbH, an affiliate of Siemens ISW (“SBI GmbH”), entered into a stock purchase agreement pursuant to which SBI GmbH purchased 1,049,759 shares of our Class A common stock for approximately $50 million.

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

The Company had $0.7 million of income tax provision for the three months ended September 30, 2026 and $1.3 million of income tax provision for the nine months ended September 30, 2026 as compared to less than $(0.1) million of (benefit) for the same periods in 2025. This estimated annual effective tax rate of (17.8)% differs from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against deferred tax assets.

(9) Net Income (Loss) Per Share Attributable to Common Stockholders

The Company computes net income (loss) per share of Class A common stock, Class B common stock and participating securities using the two-class method. Basic and diluted net income (loss) per share are the same for each class of common stock and participating securities because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$1,935	$(11,597)	$(8,638)	$(53,110)
Net income (loss) attributable to noncontrolling interest	—	—	7	(1)
Net income (loss) attributable to common stockholders	$1,935	$(11,597)	$(8,645)	$(53,109)

Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	57,333,901	50,920,588	54,508,819	50,653,997

Effect of dilutive securities:
Stock based awards	3,108,687	—	—	—
Shares reserved for charitable contribution	20,131	—	—	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	60,462,719	50,920,588	54,508,819	50,653,997

Net income (loss) per share, basic	$0.03	$(0.23)	$(0.16)	$(1.05)

Net income (loss) per share, diluted	$0.03	$(0.23)	$(0.16)	$(1.05)

For the three months ended September 30, 2026, diluted net income per share includes the dilutive effect of stock options, RSUs, PRSUs and shares reserved for charitable contribution, determined using the treasury stock method. The 2027 Convertible Notes and 2030 Convertible Notes are evaluated using the if-converted method. For the three months ended September 30, 2026, the Convertible Notes were antidilutive and excluded. For the nine months ended September 30, 2026 and 2025, the Company reported a net loss, and all potentially dilutive securities were excluded from diluted net loss per share because their effect would be antidilutive.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the occurrence of an event:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock based awards	2,786	5,063,656	4,187,499	5,063,656
Shares reserved for charitable contribution	—	100,663	20,131	100,663
2027 Notes	1,528,009	1,529,157	1,528,770	1,529,157
2030 Notes	5,312,375	5,312,375	5,312,375	5,312,375
Total shares	6,843,170	12,005,851	11,048,775	12,005,851

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

During the three months ended September 30, 2026, the 2030 Sale Price Trigger was met and as a result holders may convert their 2030 Notes at any time during the three months ending December 31, 2026.

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
•
on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2027 Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

During the three months ended September 30, 2026, the 2027 Sale Price Trigger was met and as a result, holders may convert their 2027 Notes at any time through October 30, 2026. On or after November 1, 2026, the 2027 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

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

Partial Repurchase of 2027 Notes

In June 2025, we used a portion of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $201.7 million in aggregate principal amount of outstanding 2027 Notes. The total cash paid in connection with this repurchase was approximately $216.7 million, which included approximately $0.7 million to pay the accrued interest through the settlement date and an approximate $14.3 million premium. The repurchase resulted in a $16.4 million loss on debt extinguishment, which included the write-off of $2.1 million of deferred costs related to the 2027 Notes. The loss on debt extinguishment was recorded within Other expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Following this partial repurchase, approximately $85.8 million aggregate principal amount of the 2027 Notes remain outstanding on our Condensed Consolidated Balance Sheet. The original terms and conditions continue to apply to the remaining 2027 Notes, and the unamortized debt discount and issuance costs related to these notes will continue to accrete to interest expense.

The following table presents the outstanding principal amount and carrying value of the Convertible Notes as of the dates indicated (in thousands):

	September 30, 2026
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$84,999	$(170)	$(13)	$84,816
2030 Notes	250,000	(5,550)	(843)	243,607
Total	$334,999	$(5,720)	$(856)	$328,423

	December 31, 2025
	Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
2027 Notes	$85,805	$(557)	$(43)	$85,205
2030 Notes	250,000	(6,675)	(1,016)	242,309
Total	$335,805	$(7,232)	$(1,059)	$327,514

The annual effective interest rates for the 2027 Notes and the 2030 Notes were approximately 1.7% and 1.4%, respectively. Interest expense related to the Convertible Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Coupon interest	$684	$684	$2,050	$2,108
Amortization of debt discount	502	503	1,510	1,378
Amortization of transaction costs	68	87	202	149
Total interest expense	$1,254	$1,274	$3,762	$3,635

The Company estimates the fair value of the Convertible Notes based on quoted market prices in less active markets and is classified as Level 2 in the fair value hierarchy. The following table presents the carrying value and the estimated fair value of the Convertible Notes as of the date indicated (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes(1)	$84,816	$157,588	$85,205	$107,900
2030 Notes(1)	243,607	585,925	242,309	375,550
Total Convertible Notes	$328,423	$743,513	$327,514	$483,450

(1) As of September 30, 2026 and December 31, 2025, the fair value of the Convertible Notes, as applicable, were measured using Level 2 inputs based on the frequency of trading on our debt at the end of the period.

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

Restructuring

During 2025 and 2026, the Company initiated a restructuring action to help manage its operating expenses, improve its efficiency and align resources by reducing its workforce. For the three and nine months ended September 30, 2026, the Company incurred $1.4 million and $1.3 million, respectively, for employee termination costs related to the restructuring. For the three and nine months ended September 30, 2025, the Company incurred $(0.1) million and $1.5 million for employee termination costs related to the restructuring, respectively.

The following table shows the total restructuring costs incurred and the liability, which was recorded and accrued in the Condensed Consolidated Balance Sheets, for restructuring-related employee termination benefits as of December 31, 2025 and September 30, 2026 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of December 31, 2025	$—
Restructuring costs incurred during the nine months ended September 30, 2026	1,370
Amount paid during the period ended September 30, 2026	(147)
Accrued restructuring costs as of September 30, 2026	$1,223

The following table shows the total restructuring costs incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$190	$(27)	$190	$62
Operations and support	429	(108)	431	718
Product development	731	11	733	510
General and administrative	20	32	(14)	174
Total restructuring charges	$1,370	$(92)	$1,340	$1,464

Defined Contribution Plans

The Company sponsors a defined contribution plan for qualifying employees, including a 401(k) Plan in the United States to which it makes matching contributions of 50% of participating employee contributions up to 6% of eligible income. The Company’s total matching contribution to the 401(k) Plan was $0.8 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and was $2.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively.

(11) Goodwill and Intangible Assets

The following tables summarize the Company’s intangible assets (dollars in thousands):

	September 30, 2026
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$37,220	$11,762	$25,458
Trade Names	10	800	385	415
Developed Technology	6	2,050	768	1,282
Vendor Relationships	15	1,248	565	683
Database	5	2,400	2,310	90
Patents	17	157	77	80
Total intangible assets		$43,875	$15,867	$28,008

	December 31, 2025
	Weighted average amortization period in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer Relationships	15	$36,600	$9,911	$26,689
Trade Names	10	800	325	475
Developed Technology	5	740	627	113
Vendor Relationships	15	1,253	504	749
Database	5	2,400	1,950	450
Patents	17	157	70	87
Subtotal intangible assets		41,950	13,387	28,563
In-place Lease Intangible Asset	4	568	568	—
Above Market Lease Intangible Asset	4	896	896	—
Total intangible assets		$43,414	$14,851	$28,563

Amortization expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$791	$770	$2,331	2,310
Product development	80	30	140	90
General and administrative (1)	3	4	10	11
Total	$874	$804	$2,481	$2,411

(1) Amortization of the lease-related intangible assets is recorded as operating lease expense in general and administrative.

As of September 30, 2026, estimated amortization expense for intangible assets for the remainder of 2026 and the next five years is: $0.8 million in 2026, $2.9 million in 2027, $2.9 million in 2028, $2.9 million in 2029, $2.9 million in 2030, $2.9 million in 2031 and $12.7 million thereafter.

The following table provides a roll forward of the carrying amount of goodwill (in thousands):

	2026	2025
Balance as of January 1:
Gross goodwill	$266,875	$265,760
Accumulated impairments	(3,074)	(3,074)
Net goodwill as of January 1	263,801	262,686
Goodwill acquired during the year	4,615	—
Impact of foreign exchange	(365)	1,115
Net goodwill as of September 30, 2026 and December 31, 2025:	$268,051	$263,801

As of September 30, 2026 and December 31, 2025, the Company had $268.1 million and $263.8 million, respectively of goodwill. As of September 30, 2026, $262.7 million was part of the Company’s U.S. operating segment and $5.4 million was part of its International operating segment. As of December 31, 2025, $258.0 million was part of the Company’s U.S. operating segment and $5.8 million was part of its International operating segment.

(12) Acquisitions

Acquisition of GoBRANDgo, LLC

On July 1, 2026, the Company acquired certain assets and liabilities of GoBRANDgo, LLC (“GoBRANDgo”), a strategic marketing agency based in St. Louis, pursuant to an asset purchase agreement. The transaction has been accounted for under the acquisition method in accordance with ASC 805, Business Combinations. This acquisition will allow Thomasnet to offer enhanced marketing services that leverage GoBRANDgo’s AI and automation capabilities. The Company incurred $0.3 million in transaction costs related to the acquisition during the nine months ended September 30, 2026, which are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The aggregate non-contingent portion of the purchase price was approximately $4.6 million in cash. Additionally, the purchase price included liability-classified contingent consideration with an estimated fair value of $2.1 million. The contingent consideration allows the former GoBRANDgo owners to receive up to 28,454 shares of the Company’s Class A common stock based on the achievement of 2026 and 2027 performance targets. The contingent consideration liability will subsequently be remeasured at fair value. The maximum award corresponds with the quantity of shares that was equal to $2.5 million in value when the transaction closed based on the preceding 20-day average closing share price.

The Company has performed a preliminary valuation analysis of the fair market value of the acquired assets and liabilities of GoBRANDgo. We expect to finalize the purchase price allocation once the Company has completed its assessment of the post-close working capital adjustment to the purchase price, which may impact the value of goodwill. The final allocation could differ materially from the preliminary allocation and may include changes to the value of acquired assets or liabilities.

The following table (in thousands) summarizes the consideration transferred in the acquisition:

Cash paid (net of expected post-close working capital adjustment)	$4,599
Fair value of earnout	2,099
Total purchase consideration:	$6,698

The following table (in thousands) summarizes the preliminary fair value of the GoBRANDgo assets acquired and liabilities assumed on July 1, 2026:

Consideration:
Accounts receivable	$166
Operating lease right-of-use assets	414
Intangible assets	1,930
Goodwill	4,615
Other assets	1
Other accrued expenses	(14)
Operating lease liabilities	(414)
Total purchase consideration	$6,698

The Company engaged a third‑party valuation specialist to assist with the valuation of acquired assets, acquired liabilities, and the contingent consideration. The acquired goodwill balance is expected to be deductible for tax purposes and represents anticipated cross-selling revenue as well as technology-driven cost synergies. Acquired developed technology and customer relationships were valued using the relief from royalty method and the multi-period excess earnings method, respectively. The earnout was valued using a Monte Carlo simulation model. Level 3 inputs were used to estimate the fair value of these assets and liabilities.

GoBRANDgo’s results of operations were included in the Company’s consolidated financial statements beginning on the acquisition date. The acquisition of GoBRANDgo was not considered material to the Company for the periods presented, so separate proforma disclosures are not required.

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

Overview

Xometry, Inc. (“Xometry”, the “Company”, “our”, or “we”) is an AI-native global online manufacturing marketplace with a suite of services that are rapidly digitizing the custom manufacturing industry. Xometry’s marketplace enables the design-to-production workflow by providing the AI-driven execution layer that translates design intent into intelligent sourcing decisions and production outcomes at scale. The marketplace offers transparency and traceability from the first quote to final delivery. We provide services that power the broader manufacturing lifecycle. These services include advertising and marketing services through our Thomasnet industrial sourcing platform, financial services and Workcenter, our cloud-based manufacturing execution system. These services deepen our relationships with suppliers. Together, our marketplace and services platforms provide manufacturers with the critical resources they need to grow their business and make it easy for buyers to create locally resilient supply chains.

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

We use proprietary technology to enable product designers, engineers, buyers, and supply chain professionals to instantly access the capacity of a global network of manufacturing facilities. The Company’s marketplace makes it possible for buyers to quickly receive pricing, expected lead times, and manufacturability feedback and place orders on the marketplace. The network allows us to provide high volumes of unique parts, including custom components and assemblies for our buyers, as well as larger production orders of single parts. Teamspace is a cloud-based solution within the Xometry platform that enables customers to collaborate with other users on projects and custom part orders. Workcenter, our partner operating system, gives suppliers a one-stop view into all of their Xometry and non-Xometry work. A cloud-based manufacturing execution system, Workcenter brings the job board and financial services into one easy-to-use platform which helps our suppliers digitize their operations so they can work smarter and faster. With Workcenter, shop owners can build and manage workflows for all their projects, including those from non-Xometry customers. These technology solutions help drive our land and expand efforts by embedding Xometry further into enterprise workflows.

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

Restructuring

During 2025 and 2026, we initiated restructuring actions to help improve efficiency and align resources by reducing our workforce by approximately 5% and 4%, respectively. The workforce reductions focused on realigning our staffing levels to help us meet the current and future objectives of our business. For the three and nine months ended September 30, 2026, we incurred $1.4 million and $1.3 million, respectively, for employee termination costs related to the restructuring. For the three and nine months ended September 30, 2025, we incurred $(0.1) million and $1.5 million, respectively, for employee termination costs related to the restructuring, respectively. Refer to Note 10, Commitments and Contingencies—Restructuring for our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Acquisition of GoBRANDgo, LLC

On July 1, 2026, we acquired certain assets and liabilities of GoBRANDgo, LLC (“GoBRANDgo”), a strategic marketing agency based in St. Louis, pursuant to an asset purchase agreement (the "GoBRANDgo Asset Purchase Agreement"). The acquisition of GoBRANDgo is expected to enhance our marketing services offering through GoBRANDgo’s AI and automation capabilities. The aggregate non-contingent portion of the purchase price was approximately $4.6 million and was paid in cash on the closing date. In addition, the GoBRANDgo Asset Purchase Agreement includes a contingent consideration arrangement to the former owners of GoBRANDgo to receive up to 28,454 shares of the Company’s Class A common stock based on the achievement of 2026 and 2027 performance targets.

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

Active Buyers has consistently grown over time. The number of Active Buyers on our platform reached 93,812 as of September 30, 2026, up 20% from 78,282 as of September 30, 2025. The key drivers of Active Buyer growth are continued account and buyer engagement and the success of our strategy to attract new buyers.

Percentage of Revenue from Existing Accounts

We define an existing account as an account where at least one buyer has made a purchase on our marketplace. We believe the efficiency and transparency of our business model lead to increasing account stickiness and spend over time. Buyers can utilize our marketplace for both one-off and recurring manufacturing opportunities. For example, a buyer may choose to utilize our marketplace’s CNC manufacturing processes to manufacture a discrete component for a prototype and then may choose to later use our marketplace to mass produce that same component. A buyer may also recommend our marketplace to other engineers within their organizations who are designing other products and who may use an entirely different set of manufacturing processes, deepening our reach and stickiness with an account.

For the quarter ended September 30, 2026, 98% of our revenue was generated from existing accounts. We believe the repeat purchase activity from existing accounts reflects the underlying strength of our business and provides us with substantial revenue visibility and predictability.

Accounts with Last Twelve-Month Spend of at Least $50,000

Accounts with Last Twelve-Month, or LTM, Spend of at Least $50,000 means an account that has spent at least $50,000 on our marketplace in the most recent twelve-month period. We view the acquisition of an account as a foundation for the addition of long-term buyers to our marketplace. Once an account joins our platform, we aim to expand the relationship and increase engagement and spending activities from that account over time. The number of accounts with LTM Spend of at Least $50,000 on our platform reached 2,172 as of September 30, 2026, up 26% from 1,724 as of September 30, 2025.

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP Net Income are non-GAAP financial measures that we use, in addition to our GAAP financial measures, to evaluate our business. We have included Adjusted EBITDA and Non-GAAP Net Income in this filing because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that Adjusted EBITDA and Non-GAAP Net Income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of Adjusted EBITDA and Non-GAAP Net Income may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Adjusted EBITDA and Non-GAAP Net Income should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Adjusted EBITDA

We define Adjusted EBITDA as net loss, adjusted for interest expense, interest and dividend income and other expenses, depreciation and amortization, amortization of lease intangible, provision for (benefit from) income taxes, stock-based compensation, payroll tax expense related to stock-based compensation, charitable contributions of common stock, income from unconsolidated joint venture, impairment of assets, restructuring charges, and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,935	$(11,597)	$(8,638)	$(53,110)
Add (deduct):
Interest expense, interest and dividend income and other expenses	(2,395)	775	(2,788)	16,939
Depreciation and amortization	6,185	5,000	16,952	13,741
Amortization of lease intangible	—	180	—	540
Provision (benefit) from income taxes	704	(17)	1,306	(25)
Stock-based compensation	11,288	10,748	30,961	25,985
Payroll tax expense related to stock-based compensation	728	366	2,792	2,100
Acquisition and other	28	—	309	927
Charitable contribution of common stock	1,767	950	4,404	2,080
Income from unconsolidated joint venture	(187)	(220)	(588)	(544)
Impairment of assets	—	49	—	49
Restructuring charges	1,370	(92)	1,340	1,464
Adjusted EBITDA	$21,423	$6,142	$46,050	$10,146

For the three months ended September 30, 2026, Adjusted EBITDA was $21.4 million, as compared to Adjusted EBITDA of $6.1 million for the same quarter in 2025. For the three months ended September 30, 2026, Adjusted EBITDA Margin was 8.5% of revenue, as compared to 3.4% of revenue for the same quarter in 2025.

For the nine months ended September 30, 2026, Adjusted EBITDA was $46.1 million, as compared to Adjusted EBITDA of $10.1 million for the same period in 2025. For the nine months ended September 30, 2026, Adjusted EBITDA margin was 6.7% of revenue, as compared to 2.1% of revenue for the same period in 2025.

The increase in Adjusted EBITDA for each of these periods was driven by strong marketplace gross profit growth and significant operating expense leverage.

Non-GAAP Net Income

We define Non-GAAP Net Income, as net loss adjusted for stock-based compensation, payroll tax expense related to stock-based compensation, amortization of lease intangible, amortization of deferred costs on convertible notes, charitable contributions of common stock, lease termination, impairment of assets, restructuring charges, loss on debt extinguishment, amortization of acquired intangible assets & patents, other amortization and acquisition and other adjustments not reflective of our ongoing business, such as adjustments related to purchase accounting, the revaluation of contingent consideration, transaction costs and executive severance.

Effective January 1, 2026, we revised our definition of Non-GAAP Net Income to exclude depreciation expense which had previously been included as an adjustment. Management believes this revised definition provides a more representative view of our core operating performance. All prior-period amounts have been recast to conform to this new definition.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Non-GAAP Net Income:
Net income (loss)	$1,935	$(11,597)	$(8,638)	$(53,110)
Add (deduct):
Stock-based compensation	11,288	10,748	30,961	25,985
Payroll tax expense related to stock-based compensation	728	366	2,792	2,100
Amortization of lease intangible	—	180	—	540
Amortization of deferred costs on convertible notes	571	590	1,712	1,527
Acquisition and other	28	—	310	926
Charitable contribution of common stock	1,767	950	4,404	2,080
Lease termination	—	16	—	(14)
Impairment of assets	—	49	—	49
Restructuring charges	1,370	(92)	1,340	1,464
Loss on debt extinguishment	—	—	—	16,430
Amortization of acquired intangible assets & patents	874	804	2,481	2,411
Other amortization	—	89	—	268
Non-GAAP Net Income	$18,561	$2,103	$35,362	$656

For the three months ended September 30, 2026, Non-GAAP net income was $18.6 million, as compared to Non-GAAP net income of $2.1 million for the same quarter in 2025. For the three months ended September 30, 2026, Non-GAAP net income was 7.4% of revenue, as compared to 1.2% of revenue for the same quarter in 2025.

For the nine months ended September 30, 2026, Non-GAAP net income was $35.4 million, as compared to Non-GAAP net income of $0.7 million for the same period in 2025. For the nine months ended September 30, 2026, Non-GAAP net income was 5.1% of revenue, as compared to 0.1% of revenue for the same period in 2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our unaudited statements of operations data for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Revenue	$252,439	$180,715
Cost of revenue	153,759	108,686
Gross profit	98,680	72,029
Operating expenses:
Sales and marketing	35,571	32,649
Operations and support	23,264	18,403
Product development	16,102	12,524
General and administrative	23,686	19,463
Impairment of assets	—	49
Total operating expenses	98,623	83,088
Income (loss) from operations	57	(11,059)
Other (expenses) income:
Interest expense	(1,258)	(1,278)
Interest and dividend income	4,440	2,139
Other expenses	(787)	(1,636)
Income from unconsolidated joint venture	187	220
Total other income (loss)	2,582	(555)
Income (loss) before income taxes	2,639	(11,614)
(Provision) benefit from income taxes	(704)	17
Net income (loss)	1,935	(11,597)
Net income (loss) attributable to noncontrolling interest	—	—
Net income (loss) attributable to common stockholders	$1,935	$(11,597)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	For the Three Months Ended September 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	60.9%	60.1%
Gross profit	39.1%	39.9%
Operating expenses:
Sales and marketing	14.1%	18.1%
Operations and support	9.2%	10.2%
Product development	6.4%	6.9%
General and administrative	9.4%	10.8%
Impairment of assets	—%	—%
Total operating expenses	39.1%	46.0%
Loss from operations	—%	(6.1)%
Other (expenses) income:
Interest expense	(0.5)%	(0.7)%
Interest and dividend income	1.8%	1.2%
Other expenses	(0.3)%	(0.9)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other income (loss)	1.1%	(0.3)%
Income (loss) before income taxes	1.1%	(6.4)%
(Provision) benefit from income taxes	(0.3)%	—%
Net income (loss)	0.8%	(6.4)%
Net income (loss) attributable to noncontrolling interest	—%	—%
Net income (loss) attributable to common stockholders	0.8%	(6.4)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of advertising and financial service products.

Revenue and cost of revenue is presented in the following tables for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Marketplace
Revenue	$238,004	$166,592
Cost of revenue	152,306	107,086
Gross Profit	$85,698	$59,506
Gross Margin	36.0%	35.7%

Services
Revenue	$14,435	$14,123
Cost of revenue	1,453	1,600
Gross Profit	$12,982	$12,523
Gross Margin	89.9%	88.7%

Revenue

Total revenue increased $71.7 million, or 40%, from $180.7 million for the three months ended September 30, 2025 to $252.4 million for the three months ended September 30, 2026. This growth was primarily a result of an increase in marketplace revenue. Marketplace revenue increased $71.4 million, or 43%, from $166.6 million for the three months ended September 30, 2025 to $238.0 million for the three months ended September 30, 2026. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the three months ended September 30, 2026 as compared to the prior year period.

Services revenue increased $0.3 million, or 2%, from $14.1 million for the three months ended September 30, 2025 to $14.4 million for the three months ended September 30, 2026.

Total revenue for the three months ended September 30, 2026 and 2025 was $213.4 million and $151.1 million, respectively, for the U.S. reportable segment and $39.0 million and $29.6 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $45.1 million, or 41%, from $108.7 million for the three months ended September 30, 2025 to $153.8 million for the three months ended September 30, 2026. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and services for the three months ended September 30, 2026 was $152.3 million and $1.5 million, respectively, as compared to $107.1 million and $1.6 million, respectively, for the three months ended September 30, 2025.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Total cost of revenue for the three months ended September 30, 2026 and 2025 was $130.6 million and $90.9 million, respectively for the U.S. reportable segment, and $23.2 million and $17.8 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $26.7 million, or 37%, from $72.0 million for the three months ended September 30, 2025 to $98.7 million for the three months ended September 30, 2026. The increase in gross profit was primarily due to increases in revenue from marketplace as compared to the prior year period.

Total gross margin was 39.1% for the three months ended September 30, 2026 as compared to 39.9% for the three months ended September 30, 2025. The decrease was primarily driven by faster growth and associated mix shift to marketplace revenue which has lower gross margin than services.

Gross margin for marketplace was 36.0% for the three months ended September 30, 2026, as compared to 35.7% for the three months ended September 30, 2025. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimize pricing to buyers and suppliers.

Gross margin for services was 89.9% for the three months ended September 30, 2026, as compared to 88.7% for the three months ended September 30, 2025.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $2.9 million, or 9%, from $32.6 million for the three months ended September 30, 2025 to $35.6 million for the three months ended September 30, 2026, primarily due to increases in employee compensation and benefit costs due to increased headcount and commission expenses, partially offset by decreases in consulting expenses, stock-based compensation, and marketing and advertising spend. As a percent of total revenue, sales and marketing expenses decreased to 14.1% for the three months ended September 30, 2026 from 18.1% for the three months ended September 30, 2025.

Advertising expense decreased $0.4 million, from $9.2 million for the three months ended September 30, 2025 to $8.8 million for the three months ended September 30, 2026, primarily due to decreased marketplace advertising.

Operations and Support

Operations and support expense increased $4.9 million, or 26%, from $18.4 million for the three months ended September 30, 2025 to $23.3 million for the three months ended September 30, 2026, primarily due to increases in employee compensation and benefit costs due to increased headcount, bonus expense and restructuring costs, partially offset by decreases in stock-based compensation and consulting expenses. As a percent of total revenue, operations and support expenses decreased to 9.2% for the three months ended September 30, 2026 from 10.2% for the three months ended September 30, 2025.

Product Development

Product development expense increased $3.6 million, or 29%, from $12.5 million for the three months ended September 30, 2025 to $16.1 million for the three months ended September 30, 2026, primarily as a result of increases in software costs, depreciation and amortization, employee compensation and benefit costs and restructuring costs, partially offset by decreases in stock-based compensation capitalized to software development and consulting expenses. As a percent of total revenue, product development expenses decreased to 6.4% for the three months ended September 30, 2026, as compared to 6.9% for the three months ended September 30, 2025.

General and Administrative

General and administrative expense increased $4.2 million, or 22%, from $19.5 million for the three months ended September 30, 2025 to $23.7 million for the three months ended September 30, 2026, primarily driven by increases in stock-based compensation, employee compensation and benefit costs, including bonus expense, and the costs of charitable contributions of Class A common stock, partially offset by decreases in software costs and reserves for bad debt. As a percent of total revenue, general and administrative expenses decreased to 9.4% for the three months ended September 30, 2026 from 10.8% for the three months ended September 30, 2025.

Other (Expenses) Income

Interest Expense

Interest expense remained flat at approximately $1.3 million for the three months ended September 30, 2026 and 2025.

Interest and Dividend Income

Interest and dividend income increased $2.3 million, or 108%, from $2.1 million for the three months ended September 30, 2025 to $4.4 million for the three months ended September 30, 2026. The increase was primarily due to higher investment balances in marketable securities.

Other Expenses

Other expenses decreased by $0.8 million, from $1.6 million for the three months ended September 30, 2025 to $0.8 million for the three months ended September 30, 2026. The decrease was primarily due to higher non-income based taxes in the three months ended September 30, 2025.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat at approximately $0.2 million for the three months ended September 30, 2026 and 2025.

(Provision) benefit from income taxes

Provision from income taxes increased by $0.7 million, from a benefit of less than $(0.1) million to $0.7 million for the three months ended September 30, 2026. The increase was due to higher international income based tax expenses.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the three months ended September 30, 2026 and 2025 was $22.0 million and $10.3 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the three months ended September 30, 2026 and 2025 was $(0.6) million and $(4.2) million, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our unaudited statements of operations data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$686,857	$494,234
Cost of revenue	422,536	300,698
Gross profit	264,321	193,536
Operating expenses:
Sales and marketing	101,124	88,866
Operations and support	64,332	53,225
Product development	40,510	34,703
General and administrative	69,063	53,433
Impairment of assets	—	49
Total operating expenses	275,029	230,276
Loss from operations	(10,708)	(36,740)
Other (expenses) income:
Interest expense	(3,774)	(3,648)
Interest and dividend income	8,822	6,591
Other expenses	(2,260)	(19,882)
Income from unconsolidated joint venture	588	544
Total other (expenses) income	3,376	(16,395)
Loss before income taxes	(7,332)	(53,135)
(Provision) benefit from income taxes	(1,306)	25
Net loss	(8,638)	(53,110)
Net loss attributable to noncontrolling interest	7	(1)
Net loss attributable to common stockholders	$(8,645)	$(53,109)

The following table sets forth our unaudited statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	61.5%	60.8%
Gross profit	38.5%	39.2%
Operating expenses:
Sales and marketing	14.7%	18.0%
Operations and support	9.4%	10.8%
Product development	5.9%	7.0%
General and administrative	10.1%	10.8%
Impairment of assets	—%	—%
Total operating expenses	40.1%	46.6%
Loss from operations	(1.6)%	(7.4)%
Other (expenses) income:
Interest expense	(0.5)%	(0.7)%
Interest and dividend income	1.3%	1.3%
Other expenses	(0.3)%	(4.0)%
Income from unconsolidated joint venture	0.1%	0.1%
Total other (expenses) income	0.6%	(3.3)%
Loss before income taxes	(1.1)%	(10.7)%
(Provision) benefit from income taxes	(0.2)%	—%
Net loss	(1.3)%	(10.7)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(1.3)%	(10.7)%

The following tables present our disaggregated revenue and cost of revenue. Revenue from our marketplace primarily reflects the sales of parts and assemblies on our platform. Revenue from services includes the sale of advertising and financial service products.

Revenue and cost of revenue is presented in the following tables for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Marketplace
Revenue	$644,691	$451,168
Cost of revenue	417,787	295,891
Gross Profit	$226,904	$155,277
Gross Margin	35.2%	34.4%

Services
Revenue	$42,166	$43,066
Cost of revenue	4,749	4,807
Gross Profit	$37,417	$38,259
Gross Margin	88.7%	88.8%

Revenue

Total revenue increased $192.6 million, or 39%, from $494.2 million for the nine months ended September 30, 2025 to $686.9 million for the nine months ended September 30, 2026. This growth was a result of an increase in marketplace revenue. Marketplace revenue increased $193.5 million, or 43%, from $451.2 million for the nine months ended September 30, 2025 to $644.7 million for the nine months ended September 30, 2026. The increase in marketplace revenue was primarily due to increased buyer activity on the platform, particularly with respect to enterprise customers, for the nine months ended September 30, 2026 as compared to the prior year period.

Services revenue decreased $0.9 million, or 2%, from $43.1 million for the nine months ended September 30, 2025 to $42.2 million for the nine months ended September 30, 2026.

Total revenue for the nine months ended September 30, 2026 and 2025 was $580.4 million and $414.6 million, respectively, for the U.S. reportable segment and $106.5 million and $79.6 million, respectively, for the International reportable segment.

Cost of Revenue

Total cost of revenue increased $121.8 million, or 41%, from $300.7 million for the nine months ended September 30, 2025 to $422.5 million for the nine months ended September 30, 2026. This increase was primarily the result of an increase in marketplace cost of revenue. Total cost of revenue from marketplace and services for the nine months ended September 30, 2026 was $417.8 million and $4.7 million, respectively, as compared to $295.9 million and $4.8 million, respectively, for the nine months ended September 30, 2025.

Marketplace cost of revenue was driven by order growth and increased activity on our marketplace.

Total cost of revenue for the nine months ended September 30, 2026 and 2025 was $357.9 million and $251.8 million, respectively for the U.S. reportable segment, and $64.7 million and $48.9 million, respectively, for the International reportable segment.

Gross Profit and Margin

Gross profit increased $70.8 million, or 37%, from $193.5 million for the nine months ended September 30, 2025 to $264.3 million for the nine months ended September 30, 2026. The increase in gross profit was primarily due to increases in revenue from marketplace and improved marketplace gross margins as compared to the prior year period.

Total gross margin was 38.5% for the nine months ended September 30, 2026 as compared to 39.2% for the nine months ended September 30, 2025. The decrease was primarily driven by faster growth and associated mix shift to marketplace revenue which has lower gross margin than services.

Gross margin for marketplace was 35.2% for the nine months ended September 30, 2026, as compared to 34.4% for the nine months ended September 30, 2025. The improvement was due largely to our AI-driven platform and expanding network of active suppliers which optimize pricing to buyers and suppliers.

Gross margin for our services was 88.7% for the nine months ended September 30, 2026, as compared to 88.8% for the nine months ended September 30, 2025.

Operating Expenses

Sales and Marketing

Sales and marketing expense increased $12.3 million, or 14%, from $88.9 million for the nine months ended September 30, 2025 to $101.1 million for the nine months ended September 30, 2026, primarily due to increases in employee compensation and benefit costs due to increased headcount, commission expense, consulting expenses, marketing and advertising spend and travel and entertainment expenses. As a percent of total revenue, sales and marketing expenses decreased to 14.7% for the nine months ended September 30, 2026 from 18.0% for the nine months ended September 30, 2025.

Advertising expense increased $0.9 million, from $25.3 million for the nine months ended September 30, 2025 to $26.2 million for the nine months ended September 30, 2026 primarily due to increased services advertising.

Operations and Support

Operations and support expense increased $11.1 million, or 21%, from $53.2 million for the nine months ended September 30, 2025 to $64.3 million for the nine months ended September 30, 2026, primarily due to increases in employee compensation and benefit costs due to increased headcount, consulting expenses and bonus expense, partially offset by a decrease in stock-based compensation. As a percent of total revenue, operations and support expenses decreased to 9.4% for the nine months ended September 30, 2026 from 10.8% for the nine months ended September 30, 2025.

Product Development

Product development expense increased $5.8 million, or 17%, from $34.7 million for the nine months ended September 30, 2025 to $40.5 million for the nine months ended September 30, 2026, primarily as a result of increases in software costs, depreciation and amortization expense and consulting costs, partially offset by decreases in compensation and benefits cost and stock-based compensation, which reflects increases in amounts capitalized to software development. As a percent of total revenue, product development expenses decreased to 5.9% for the nine months ended September 30, 2026 as compared to 7.0% for the nine months ended September 30, 2025.

General and Administrative

General and administrative expense increased $15.6 million, or 29%, from $53.4 million for the nine months ended September 30, 2025 to $69.1 million for the nine months ended September 30, 2026, primarily driven by increases in stock-based compensation, employee compensation and benefit costs, the costs of charitable contributions of Class A common stock, credit card and bank fees, professional fees, partially offset by a decrease in software costs. As a percent of total revenue, general and administrative expenses decreased to 10.1% for the nine months ended September 30, 2026 from 10.8% for the nine months ended September 30, 2025.

Other (Expenses) Income

Interest Expense

Interest expense increased $0.2 million, or 3% from $3.6 million for the nine months ended September 30, 2025 to $3.8 million for the nine months ended September 30, 2026.

Interest and Dividend Income

Interest and dividend income increased $2.2 million, or 34%, from $6.6 million for the nine months ended September 30, 2025 to $8.8 million for the nine months ended September 30, 2026. The increase was primarily due to higher investment balances in marketable securities.

Other Expenses

Other expenses decreased by $17.6 million, from $19.9 million for the nine months ended September 30, 2025 to $2.3 million for the nine months ended September 30, 2026. The decrease was primarily due to a $16.4 million loss on debt extinguishment recognized in connection with the partial repurchase of the 2027 Notes in the second quarter of 2025.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture remained flat for the nine months ended September 30, 2026 and 2025.

(Provision) benefit from income taxes

Provision from income taxes increased by $1.3 million, from a benefit of less than $(0.1) million to $1.3 million for the nine months ended September 30, 2026. The increase was due to higher international income based tax expenses.

Additional Segment Considerations

Segment Adjusted EBITDA from our U.S. reportable segment for the nine months ended September 30, 2026 and 2025 was $52.8 million and $20.2 million, respectively. Segment Adjusted EBITDA from our International reportable segment for the nine months ended September 30, 2026 and 2025 was $(6.7) million and $(10.1) million, respectively.

Liquidity and Capital Resources

General

We have financed our operations primarily through sales of our equity securities and borrowings under our convertible notes. As of September 30, 2026, our cash and cash equivalents and marketable securities totaled $505.0 million. We believe our existing cash and cash equivalents and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and marketable securities. We may also engage in equity or debt financings to secure additional funds. Our future capital requirements will depend on many factors, including our revenue growth rate, receivable and payable cycles, the timing and extent of investments in product development, sales and marketing, operations and support and general and administrative expenses.

Our capital expenditures consist primarily of internal-use software costs, manufacturing equipment, computers and peripheral equipment, furniture and fixtures and leasehold improvements and patents.

Siemens Common Stock Issuance

On May 6, 2026, we entered into an agreement with Siemens Industry Software Inc. (“Siemens ISW”) to integrate Xometry marketplace capabilities directly into the Siemens ISW industrial software ecosystem. Under the terms of the agreement, Xometry will develop the necessary software (“Software Deliverable”) with support from Siemens ISW, and then provide the Software Deliverable to Siemens ISW at no cost through an original equipment manufacturer agreement (the “OEM Agreement”). Certain exclusivity terms apply for a period of up to seven years from the Siemens ISW Agreement’s effective date. Based on the planned collaboration timeline, exclusivity terms will apply for five years subsequent to the completion of the Software Deliverable.

The OEM Agreement will have a base term of five years and renew for successive 1-year terms unless cancelled by either party. Each party is responsible for its own costs during the software development and commercialization phases. In connection with the Siemens ISW Agreement, the Company and Siemens Beteiligungen Inland GmbH, an affiliate of Siemens ISW (“SBI GmbH”), entered into a stock purchase agreement pursuant to which SBI GmbH purchased 1,049,759 shares of our Class A common stock for approximately $50 million.

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

During the three months ended September 30, 2026, the 2030 Sale Price Trigger was met and as a result, holders may convert their 2030 Notes at any time during the three months ending December 31, 2026.

As of September 30, 2026, the 2030 Notes have a carrying value of approximately $243.6 million with an effective annual interest rate of 1.4%.

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
•
on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2027 Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

During the three months ended September 30, 2026, the 2027 Sale Price Trigger was met and as a result, holders may convert their 2027 Notes at any time through October 30, 2026. On or after November 1, 2026, the 2027 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

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

As of September 30, 2026, the 2027 Notes have a carrying value of approximately $84.8 million with an effective annual interest rate of 1.7%.

We may, from time to time, repurchase our convertible senior notes using cash on hand, either on the open market or in privately negotiated transactions.

Partial Repurchase of 2027 Notes

In June 2025, we used a portion of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $201.7 million in aggregate principal amount of outstanding 2027 Notes. The total cash paid in connection with this repurchase was approximately $216.7 million, which included approximately $0.7 million to pay the accrued interest through the settlement date and an approximate $14.3 million premium. The repurchase resulted in a $16.4 million loss on debt extinguishment, which included the write-off of $2.1 million of deferred costs related to the 2027 Notes. The loss on debt extinguishment was recorded within Other expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$25,410	$1,674
Net cash used in investing activities	$(326,209)	$(5,982)
Net cash provided by financing activities	$303,973	$2,506

Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $25.4 million, primarily due to a net loss of $(8.6) million adjusted for non-cash charges of $55.7 million and a net $(21.6) million adjustment from changes in operating assets and liabilities. The non-cash charges primarily relate to stock-based compensation of $31.0 million and depreciation and amortization of $17.0 million. The net decrease in operating assets and liabilities is primarily driven by the changes in accounts receivable of $55.1 million due to increased sales and changes in other assets of $7.5 million, and offset by changes in accounts payable and accrued cost of revenue of $24.0 million due to the timing of payments and sales growth, changes in other accrued expenses of $9.9 million, and changes in contract liabilities of $7.4 million due to payments received in advance.

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

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $326.2 million, primarily due to the purchase of marketable securities of $341.7 million and the capitalization of internal-use software development costs and purchases of property and equipment of $38.9 million, offset by the sale of marketable securities of $59.0 million.

For the nine months ended September 30, 2025, net cash used in investing activities was $6.0 million, primarily due to the purchase of property and equipment (which includes the internal-use software development costs) of $19.9 million and the purchase of marketable securities of $6.6 million offset by the sale of marketable securities of $20.5 million.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $304.0 million, primarily due to net proceeds from the 2026 Common Stock Issuance of $247.6 million, proceeds from the issuance of common stock under the Siemens agreement of $50.0 million and proceeds from the exercise of stock options of $6.3 million.

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

Foreign Currency Exchange Risk

Our U.S. revenue and costs are principally denominated in U.S. dollars and are not subject to foreign currency exchange risk. Our International operating segment generates revenue outside of the United States that is denominated in currencies other than the U.S. dollar. Our results of operations are impacted by changes in exchange rates. Outside the U.S., our International operations generated approximately 16% of our revenues for the nine months ended September 30, 2026, of which the majority was generated in Euros. If the average exchange rate of Euros changed unfavorably by 10%, our revenues for the nine months ended September 30, 2026 would have decreased by 1.2%. During the nine months ended September 30, 2026, our revenues were impacted as the average exchange rate experienced fluctuations of 3.9% during the nine months ending September 30, 2026 and September 30, 2025. This fluctuation caused a 0.4% increase in our revenues.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended September 30, 2026, there were no material legal proceedings brought against us nor were there any material developments to any ongoing legal proceedings which constituted reportable events.

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

Type of Trading Arrangement
Name and Position	Action	Adoption / Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date

Sanjeev Singh Sahni Chief Executive Officer	Adopted	8/6/2026	X	—	51,451	—	7/15/2028
James Miln Chief Financial Officer	Terminated(1)	8/7/2026	X	—	—	—	6/1/2027
James Miln Chief Financial Officer	Adopted(1)	8/7/2026	X	—	41,000	—	12/31/2027
James Miln Chief Financial Officer	Adopted	8/7/2026	X	—	(3)	—	12/31/2027
Fabio Rosati Director	Adopted	8/10/2026	X	—	21,600	—	10/5/2027
Subir Dutt Chief Sales Officer	Terminated(2)	8/28/2026	X	—	—	—	7/1/2027
Subir Dutt Chief Sales Officer	Adopted(2)	8/28/2026	X	—	39,000	—	11/15/2028
Subir Dutt Chief Sales Officer	Adopted	8/28/2026	X	—	(4)	—	8/15/2028

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Represents modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on May 19, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) Represents modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on August 18, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(3) Rule 10b5-1 trading plan provides for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”). The number of shares of our common stock subject to covered RSUs to be sold to satisfy applicable tax withholding obligations upon vesting is 21,468. The maximum number of covered PSUs that may vest is 49,578. The ultimate number of shares to vest pursuant to such awards will be based on our achievement of applicable performance goals, as determined by our board of directors. Upon vesting, the plan provides for the sale of 55% of the shares of our common stock received in settlement of such PSUs to satisfy applicable tax withholding obligations. The maximum number of shares of our common stock that may be sold to satisfy such tax withholding obligations is 27,268.

(4) Rule 10b5-1 trading plan provides for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of RSUs and PSUs. The number of shares of our common stock subject to covered RSUs to be sold to satisfy applicable tax withholding obligations upon vesting is 15,626. The maximum number of covered PSUs that may vest is 65,370. The ultimate number of shares to vest pursuant to such awards will be based on our achievement of applicable performance goals, as determined by our board of directors. Upon vesting, the plan provides for the sale of 40% of the shares of our common stock received in settlement of such PSUs to satisfy applicable tax withholding obligations. The maximum number of shares of our common stock that may be sold to satisfy such tax withholding obligations is 26,148.

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
10.1+

Second Amendment to Employment Agreement by and between Xometry, Inc. and Randolph Altschuler (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-40546), filed with the SEC on August 4, 2026).

10.2+

Amendment to Employment Agreement by and between Xometry, Inc. and Sanjeev Singh Sahni (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-40546), filed with SEC on August 4, 2026).

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

+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XOMETRY, INC.

Date: November 3, 2026	By:	/s/ Sanjeev Singh Sahni
Sanjeev Singh Sahni
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ James Miln
James Miln
Chief Financial Officer (Principal Financial and Accounting Officer)